Form 10-Q
period 1994-01-31
CHOCK FULL O NUTS CORP
filed 1994-03-17
CIK 20041

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED    JANUARY 31, 1994      COMMISSION FILE NUMBER 1-4183
                  ------------------------                        ------



                        CHOCK FULL O' NUTS CORPORATION
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NEW YORK                                                 13-0697025
 -----------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



     370 LEXINGTON AVENUE, NEW YORK, N.Y.                         10017
- ------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (212) 532-0300
                                                   -----------------------------
               INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1)
               HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION
               13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
               DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER
               PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH
               REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
               REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES   X     NO______
                                       -------


NO. OF SHARES OF COMMON STOCK ($.25 PAR VALUE) OUTSTANDING AS OF
MARCH 11, 1994 - 10,119,032

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                                     JANUARY 31,                       JULY 31,
                                                                                         1994                             1993
                                                                           ---------------------------------          ------------
                                                                                       (UNAUDITED)                        (NOTE)

ASSETS
CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                                                                $ 10,715,408                 $  5,469,159


  RECEIVABLES, PRINCIPALLY
   TRADE, LESS ALLOWANCES
   FOR DOUBTFUL ACCOUNTS AND
   DISCOUNTS OF $1,176,000
   AND $1,081,000                                                                              25,791,540                 25,319,816


  INVENTORIES                                                                                39,809,992                   38,385,397


  NET ASSETS OF PRODUCT LINE
   HELD FOR SALE                                                                                                          24,970,356


  MARKETABLE SECURITIES                                                                      24,432,612

  PREPAID EXPENSES AND OTHER                                                                  2,542,951                    3,222,586

                                                                                           ------------                 ------------


      TOTAL CURRENT ASSETS                                                                  103,292,503                   97,367,314


PROPERTY, PLANT AND
 EQUIPMENT - AT COST                                   $ 93,243,208                                      $ 91,098,376

  LESS ALLOWANCES FOR
   DEPRECIATION AND
   AMORTIZATION                                         (38,651,690)                         54,591,518   (35,502,700)    55,595,676

                                                       ------------                                       ------------

REAL ESTATE HELD FOR
 SALE OR DEVELOPMENT, AT COST                                                                 5,404,243                    5,404,243


OTHER ASSETS AND DEFERRED CHARGES                                                            30,447,085                   31,040,452


EXCESS OF COST OVER NET
 ASSETS ACQUIRED                                                                              5,807,604                   5,896,404

                                                                                             -----------               ------------


                                                                                           $199,542,953                 $195,304,089

                                                                                           ============                 ============


NOTE: THE BALANCE SHEET AT JULY 31, 1993 HAS BEEN DERIVED FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE, RESTATED FOR THE ADOPTION OF FASB 109 .


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                    1 OF 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------



                                                       JANUARY 31,     JULY 31,
                                                          1994           1993
                                                      -------------  -------------
                                                       (UNAUDITED)      (NOTE)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  ACCOUNTS PAYABLE                                    $  9,019,551   $ 10,804,095

  ACCRUED EXPENSES                                      10,978,334     13,605,564

  INCOME TAXES                                           4,910,101        935,359
                                                      ------------   ------------

           TOTAL CURRENT LIABILITIES                    24,907,986     25,345,018

LONG-TERM DEBT, EXCLUDING CURRENT
 INSTALLMENTS                                          106,525,641    108,092,174

OTHER NONCURRENT LIABILITIES                             5,036,929      5,003,738

DEFERRED INCOME TAXES                                    3,878,000      3,878,000

STOCKHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $.25 PER SHARE;
    AUTHORIZED 50,000,000 SHARES:
    ISSUED 10,594,554 AND 10,592,264
      SHARES                                             2,648,639      2,648,066
    ADDITIONAL PAID-IN-CAPITAL                          47,274,704     47,255,836
    RETAINED EARNINGS                                   18,207,703     10,457,264
    COST OF 475,522 AND 275,522 SHARES IN TREASURY      (6,573,719)    (4,723,719)
    DEFERRED COMPENSATION UNDER STOCK BONUS
      PLAN AND EMPLOYEES' STOCK OWNERSHIP PLAN          (1,937,930)    (2,227,288)
    UNFUNDED PENSION LOSSES                               (425,000)      (425,000)

          TOTAL STOCKHOLDERS' EQUITY                    59,194,397     52,985,159
                                                      ------------   ------------

                                                      $199,542,953   $195,304,089
                                                      ============   ============


NOTE:    THE BALANCE SHEET AT JULY 31, 1993 HAS BEEN DERIVED FROM THE AUDITED
   FINANCIAL STATEMENTS AT THAT DATE, RESTATED FOR THE ADOPTION OF FASB 109.

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                    2 OF 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           ---------------------------------------------------------

                                                         THREE MONTHS ENDED JANUARY 31,
                                                         ------------------------------
                                                          1994                    1993
                                             -------------------------------  ------------

REVENUES:
  NET SALES                                                     $62,108,202   $65,725,521
  RENTALS FROM REAL ESTATE                                          574,012       477,262
                                                                -----------   -----------

                                                                 62,682,214    66,202,783
                                                                -----------   -----------

COST AND EXPENSES:
  COST OF SALES                                                  41,446,261    41,331,338
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                      18,531,010    19,939,347
  EXPENSES OF REAL ESTATE                                           430,173       361,536
                                                                -----------   -----------

                                                                 60,407,444    61,632,221
                                                                -----------   -----------

    OPERATING PROFIT                                              2,274,770     4,570,562

INTEREST AND DIVIDEND INCOME                                        331,100       252,337

GAIN ON SALE OF MARKETABLE SECURITIES                                             335,577

GAIN ON SALE OF PRODUCT LINE                                     13,208,393
INTEREST EXPENSE                                                 (2,158,665)   (2,565,267)

OTHER (DEDUCTIONS) - NET                                            (46,124)      (32,808)
                                                                -----------   -----------

    INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                        13,609,474     2,560,401

INCOME TAXES                                                      6,365,000       938,500
                                                                -----------   -----------

    INCOME FROM CONTINUING OPERATIONS                             7,244,474     1,621,901
                                                                -----------   -----------

DISCONTINUED OPERATIONS:
    INCOME FROM OPERATIONS, NET OF INCOME
     TAXES OF $672,000                                                            552,680
    LOSS IN DISPOSITION                                                        (2,636,123)
                                                                              -----------
                                                                               (2,083,443)
                                                                              -----------
NET INCOME/(LOSS)                                               $ 7,244,474   $  (461,542)
                                                                ===========   ===========

INCOME/(LOSS) PER SHARE
  PRIMARY
     CONTINUING OPERATIONS                                      $       .71   $       .16
                                                                ===========   ===========

     NET INCOME/(LOSS)                                          $       .71   $      (.05)
                                                                ===========   ===========

  FULLY DILUTED
     CONTINUING OPERATIONS                                      $       .40   $       .12
                                                                ===========   ===========

     NET INCOME/(LOSS)                                          $       .40   $      (.05)
                                                                ===========   ===========

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    3 OF 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           ---------------------------------------------------------

                                       SIX MONTHS ENDED JANUARY 31,
                               ------------------------------------------
                                   1994                  1993
                               ------------  ----------------------------
REVENUES:
  NET SALES                    $133,044,007                  $116,098,879
  RENTALS FROM REAL ESTATE        1,056,936                       915,253
                               ------------                  ------------

                                134,100,943                   117,014,132
                               ------------                  ------------

COST AND EXPENSES:
  COST OF SALES                  86,877,081                    74,226,194
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES      41,118,217                    34,442,021
  EXPENSES OF REAL ESTATE           829,136                       757,121
                               ------------                  ------------

                                128,824,434                   109,425,336
                               ------------                  ------------

 OPERATING PROFIT                 5,276,509                     7,588,796

INTEREST AND DIVIDEND INCOME        356,130                       660,511
GAIN ON SALES OF MARKETABLE SECURITIES          335,577
GAIN ON SALE OF PRODUCT LINE                 13,208,393

INTEREST EXPENSE                             (4,344,803)  (4,658,831)

OTHER (DEDUCTIONS) - NET                        (37,790)     (29,838)
                                            -----------  -----------

    INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                    14,458,439    3,896,215

INCOME TAXES                                  6,708,000    1,569,000
                                            -----------  -----------

    INCOME FROM CONTINUING OPERATIONS         7,750,439    2,327,215
                                            -----------  -----------
DISCONTINUED OPERATIONS:
    INCOME FROM OPERATIONS, NET OF INCOME                  1,103,029
     TAXES OF $1,339,000                                  (1,103,029)
                                                         -----------
    LOSS IN DISPOSITION                                   (2,636,123)
                                                         -----------
                                                          (1,533,094)
                                            -----------  -----------
NET INCOME                                  $ 7,750,439  $   794,121
                                            ===========  ===========

INCOME PER SHARE
  PRIMARY
     CONTINUING OPERATIONS                  $       .76  $       .23
                                            ===========  ===========

     NET INCOME                             $       .76  $       .08
                                            ===========  ===========

  FULLY DILUTED
     CONTINUING OPERATIONS                  $       .47  $       .22
                                            ===========  ===========

     NET INCOME                             $       .47  $       .08
                                            ===========  ===========

See notes to unaudited condensed consolidated financial statements.
                                    4 of 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           ---------------------------------------------------------

                                                         Six Months Ended January 31,
                                                        ------------------------------
                                                             1994            1993
                                                        --------------  --------------
Operating Activities - Continuing Operations:
 Income from continuing operations                       $  7,750,439    $  2,327,215
 Adjustments to reconcile income from
  continuing operations to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment                            3,148,990       3,129,165
  Amortization of deferred compensation
   and deferred charges                                     2,208,914       1,639,639
  Gain on sale of marketable securities                                      (335,577)
  Gain on sale of product line                            (13,208,393)
  Other, net                                                 (235,366)       (909,928)
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable                       (244,250)     (2,546,476)
     (Increase)/decrease in inventory                      (1,424,595)     (1,029,595)
     Decrease in prepaid expenses                             679,635         776,966
     (Decrease)/Increase in accounts payable,
       accrued expenses and income taxes                     (437,032)      5,361,978
                                                         ------------    ------------
NET CASH (USED IN)/PROVIDED BY CONTINUING OPERATIONS       (1,761,658)      8,413,392
                                                         ------------    ------------
Investing Activities - Continuing Operations:
 Proceeds from sale and collection of principal
   of marketable securities                                 1,238,096      20,646,393
 Purchases of marketable securities                       (25,670,708)
 Purchases of property, plant and equipment                (2,163,976)     (3,576,243)
 Proceeds from sale of product line                        38,144,205
 Increase in assets held for sale                          (1,093,071)
 Acquisition of businesses                                                (55,390,488)
                                                         ------------    ------------
NET CASH PROVIDED BY/(USED IN)
 CONTINUING OPERATIONS                                     10,454,546     (38,320,338)
                                                         ------------    ------------
Financing Activities - Continuing Operations:
 Proceeds from long-term debt                                              34,534,042
 Principal payments on long-term debt                      (1,546,533)       (282,437)
 Purchase of treasury stock                                (1,850,000)
 Other                                                        (50,106)     (2,019,208)
                                                         ------------    ------------
NET CASH (Used In)/PROVIDED BY CONTINUING
 OPERATIONS                                                (3,446,639)     32,232,397
                                                         ------------    ------------
Increase in Cash and
  Cash Equivalents - Continuing Operations                  5,246,249       2,325,451
Cash and cash equivalents at beginning
   of period - continuing operations                        5,469,159       2,529,123
                                                         ------------    ------------
Cash and Cash Equivalents at End of Period -
   Continuing Operations                                 $ 10,715,408    $  4,854,574
                                                         ============    ============

See notes to unaudited condensed consolidated financial statements.

                                    5 of 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       ------------------------------------------------------------------


                                                    Common Stock
                                           ------------------------------
                                              Issued        In Treasury
                                              ------       --------------
                                           Shares  Amount  Shares  Amount
                                           ------  ------  ------  ------
                                                    In Thousands
                                           ------------------------------

Balance at July 31, 1993 - as reported     10,592  $2,648     276  $4,724

Restatement due to adoption of FASB 109    ------  ------     ---  ------
Balance at July 31, 1993 - as restated     10,592   2,648     276   4,724
Net income
Conversion of subordinated debentures           3       1

Purchase of treasury stock                                    200   1,850

Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
                                           ------  ------  ------  ------
Balance at January 31, 1994                10,595  $2,649     476  $6,574
                                           ======  ======  ======  ======




See notes to unaudited condensed consolidated financial statements.



                                    6 of 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       ------------------------------------------------------------------


                                    DEFERRED
                                    COMPENSATION
                                    UNDER STOCK
                                    BONUS PLAN AND      UNFUNDED  ADDITIONAL
                                    EMPLOYEES' STOCK     PENSION     PAID-IN  RETAINED
                                    OWNERSHIP PLAN        LOSSES     CAPITAL  EARNINGS
                                    -----------------     ------  ----------  --------
                                                        IN THOUSANDS
                                    --------------------------------------------------

BALANCE AT JULY 31, 1993 -
 AS REPORTED                              $2,227           $425     $47,256   $11,809
RESTATEMENT DUE TO ADOPTION
 OF FASB 109                                                                   (1,352)
                                          ------           ----     -------   -------
BALANCE AT JULY 31, 1993
 AS RESTATED                               2,227            425      47,256    10,457
NET INCOME                                                                      7,751
PURCHASE OF TREASURY STOCK
CONVERSION OF SUBORDINATED DEBENTURES                                    19
DEFERRED COMPENSATION UNDER STOCK
  BONUS PLAN AND EMPLOYEES' STOCK
  OWNERSHIP PLAN:
    AMORTIZATION                              289
                                           ------           ----     -------   -------

BALANCE AT JANUARY 31, 1994                $1,938          $ 425     $47,275   $18,208
                                           ======           ====     =======   =======


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                    7 OF 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

JANUARY 31, 1994
- ----------------
(A) THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1994 AND 1993 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR A FULL FISCAL YEAR. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JULY 31, 1993.

(B) IN APRIL 1993, THE COMPANY AND JIMBO'S JUMBOS, INCORPORATED ("JJI") ENTERED INTO AN AGREEMENT TO MERGE JJI WITH A COMPANY CONTROLLED BY JOHN W. KLUGE AND HIS AFFILIATES. PURSUANT TO THE MERGER, WHICH WAS CONSUMMATED ON JULY 8, 1993, THE COMPANY, AS WELL AS ALL OTHER STOCKHOLDERS OF JJI RECEIVED $6.93 PER SHARE FOR EACH SHARE OWNED. THE PROCEEDS ($32,917,500) WERE USED TO REDUCE OUTSTANDING BANK DEBT INCURRED FOR THE ACQUISITION OF CAIN'S COFFEE CO. (SEE NOTE E). A LOSS OF $3,171,000 WAS INCURRED IN CONNECTION WITH THE SALE AND WAS CHARGED TO DISCONTINUED OPERATIONS IN THE THREE MONTHS ENDED APRIL 30, 1993. THE COMPANY HAS RESTATED ITS FINANCIAL STATEMENTS TO PRESENT THE OPERATING RESULTS OF JJI FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1993 AS A DISCONTINUED OPERATION.

(C) PRIMARY PER SHARE DATA ARE BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING OF 10,158,000 AND 10,217,000, RESPECTIVELY, FOR THE THREE MONTHS ENDED JANUARY 31, 1994 AND 1993 AND 10,238,000 AND 10,217,000, RESPECTIVELY, FOR THE SIX MONTHS ENDED JANUARY 31, 1994 AND 1993. THE THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 1993 HAVE BEEN RETROACTIVELY ADJUSTED FOR A 3% STOCK DIVIDEND DISTRIBUTED IN JULY 1993. FULLY DILUTED EARNINGS PER SHARE ASSUMES CONVERSION OF OUTSTANDING DEBENTURES.

(D) INVENTORIES ARE STATED AT THE LOWER COST (FIRST-IN, FIRST-OUT) OR MARKET. THE COMPONENTS OF INVENTORY CONSIST OF THE FOLLOWING:

                   JANUARY 31,   JULY 31,
                      1994         1993
                   -----------  -----------
 FINISHED GOODS    $23,059,148  $24,657,182
 RAW MATERIALS      12,083,460    9,139,425
 SUPPLIES            4,667,384    4,588,790
                   -----------  -----------
                   $39,809,992  $38,385,397
                   ===========  ===========




                                    8 OF 14

(E) IN DECEMBER 1992, THE COMPANY ACQUIRED THE STOCK OF CAIN'S COFFEE CO. ("CAINS") AND CERTAIN TRADEMARKS RELATED TO THAT BUSINESS FROM NESTLE' BEVERAGE COMPANY AND AN AFFILIATE FOR APPROXIMATELY $52,000,000 IN CASH. CAIN'S BUSINESS CONSISTS PRIMARILY OF SALES OF COFFEE AND RELATED PRODUCTS TO FOOD SERVICE CUSTOMERS IN PARTS OF THE MIDWEST AND SOUTHWEST. IN CONNECTION WITH THE ACQUISITION, WHICH HAS BEEN ACCOUNTED FOR AS A PURCHASE TRANSACTION, THE COMPANY ACQUIRED ASSETS WITH A FAIR VALUE OF APPROXIMATELY $55,750,000 (INCLUDING TRADEMARKS, COVENANT NOT TO COMPETE AND CUSTOMER LIST OF $20,900,000, INCLUDED IN OTHER ASSETS AND DEFERRED CHARGES ON THE CONSOLIDATED BALANCE SHEETS) AND ASSUMED LIABILITIES OF APPROXIMATELY $3,750,000. THE COMPANY USED THE PROCEEDS (APPROXIMATELY $20,500,000) FROM THE SALE OF A SUBSTANTIAL PORTION OF ITS MARKETABLE SECURITIES TO FINANCE A PORTION OF THE PURCHASE PRICE AND FINANCED THE REMAINDER THROUGH ADDITIONAL BORROWINGS FROM ITS BANKS.

THE FOLLOWING PRO FORMA UNAUDITED RESULTS OF OPERATIONS ASSUME THE ACQUISITION OF CAINS OCCURRED AT AUGUST 1, 1992, AND GIVE EFFECT TO CERTAIN ADJUSTMENTS, INCLUDING DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT, AMORTIZATION OF A COVENANT NOT TO COMPETE, TRADEMARKS AND CUSTOMER LISTS AND INTEREST EXPENSE RESULTING FROM THE ACQUISITION AND RELATED FINANCING.


                                        SIX MONTHS
                                        ENDED
                                        JANUARY 31,
                                        1993
                                        ------------
NET SALES                               $139,458,000
INCOME FROM CONTINUING OPERATIONS       $  2,043,000
INCOME FROM CONTINUING OPERATIONS
  PER SHARE                             $        .20
NET INCOME                              $    510,000
NET INCOME PER SHARE                    $        .05

(F) UNDER THE COMPANY'S AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENTS (COLLECTIVELY THE "LOAN AGREEMENTS") WITH NATIONAL WESTMINSTER BANK USA AND CHEMICAL BANK (THE "BANKS"), THE COMPANY MAY, FROM TIME TO TIME, BORROW FUNDS FROM THE BANKS, PROVIDED THAT THE TOTAL PRINCIPAL AMOUNT OF ALL SUCH LOANS OUTSTANDING AT ANY TIME MAY NOT EXCEED $40,000,000. INTEREST (6.75% AT JANUARY 31, 1994) ON ALL SUCH LOANS IS EQUAL TO PRIME RATE PLUS THREE QUARTERS OF A PERCENT, SUBJECT TO ADJUSTMENT BASED ON THE LEVEL OF LOANS OUTSTANDING. OUTSTANDING BORROWINGS UNDER THE LOAN AGREEMENTS MAY NOT EXCEED CERTAIN PERCENTAGES OF AND ARE COLLATERALIZED BY, AMONG OTHER THINGS, THE TRADE ACCOUNTS RECEIVABLE AND INVENTORIES, AND SUBSTANTIALLY ALL OF THE MACHINERY AND EQUIPMENT AND REAL ESTATE OF THE COMPANY AND ITS SUBSIDIARIES. ALL LOANS MADE UNDER THE TERM LOAN AGREEMENT ($10,000,000 AT JANUARY 31, 1994) ARE TO BE REPAID IN DECEMBER 1997. PURSUANT TO THE TERMS OF THE LOAN AGREEMENTS, THE COMPANY AND ITS SUBSIDIARIES, AMONG OTHER THINGS, MUST MAINTAIN A MINIMUM NET WORTH AND MEET RATIO TESTS FOR LIABILITIES TO NET WORTH AND COVERAGE OF FIXED CHARGES AND INTEREST, ALL AS DEFINED. THE LOAN AGREEMENTS ALSO PROVIDE, AMONG OTHER THINGS, FOR RESTRICTIONS ON DIVIDENDS (EXCEPT FOR STOCK DIVIDENDS) AND REQUIRE REPAYMENT OF OUTSTANDING LOANS WITH EXCESS CASH FLOW, AS DEFINED.



                                    9 OF 14

(G) IN NOVEMBER 1992, THE COMPANY ACQUIRED A CONTROLLING INTEREST IN A PARTNERSHIP WHICH OWNS DANA BROWN PRIVATE BRANDS, INC., A COMPANY WHICH MARKETS AND SELLS COFFEE AND TEA PRODUCTS, SERVICING FOOD RETAILERS AND DISTRIBUTORS LOCATED PRIMARILY IN THE MIDWEST. THE PURCHASE PRICE WAS $2,000,000, PLUS APPROXIMATELY $2,500,000 FOR THE COST OF INVENTORY. THE PRO FORMA EFFECTS ON THE COMPANY'S OPERATIONS AS IF THIS BUSINESS HAD BEEN ACQUIRED ON AUGUST 1, 1992 ARE NOT MATERIAL.

(H) PREPAID EXPENSES AND OTHER ON THE UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS INCLUDES DEFERRED INCOME TAXES OF $1,442,000.

(I) ON OCTOBER 8, 1993, THE COMPANY AND GOURMET COFFEES OF AMERICA, INC. ("GCA") ENTERED INTO AN AGREEMENT TO SELL HILLSIDE COFFEE OF CALIFORNIA, INC. ("HILLSIDE") TO GCA. PURSUANT TO THE AGREEMENT, WHICH WAS CONSUMMATED ON NOVEMBER 19, 1993, THE COMPANY RECEIVED (A) $38,500,000 IN CASH AND (B) 75,000 SHARES OF STOCK REPRESENTING APPROXIMATELY ONE-HALF OF ONE PERCENT OF THE EQUITY OF GCA. THE OPERATING PROFITS OF HILLSIDE, BEFORE INTERCOMPANY CHARGES, FOR THE PERIOD AUGUST 1, 1993 TO NOVEMBER 19, 1993 AND THE SIX MONTHS ENDED JANUARY 31, 1993, INCLUDED IN THE RESULTS OF OPERATIONS ARE AS FOLLOWS:


                                                PERIOD FROM
                                             AUGUST 1, 1993 TO    SIX MONTHS ENDED
                                             NOVEMBER 19, 1993   JANUARY 31, 1993
                                             -----------------   ----------------
NET SALES                                          $ 9,557,000        $14,202,000
     COST AND EXPENSES:
       COST OF SALES                                 4,169,000          5,691,000
       SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                     3,566,000          5,478,000
                                                   -----------        -----------
                                                     7,735,000         11,169,000
                                                   -----------        -----------
     OPERATING PROFIT                              $ 1,822,000        $ 2,851,000
                                                   ===========        ===========

(J) IN FEBRUARY 1992, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT NO. 109, "ACCOUNTING FOR INCOME TAXES." THE COMPANY ADOPTED THE PROVISIONS OF THE STANDARD IN ITS FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED OCTOBER 31, 1993 AND RESTATED ITS FISCAL 1993, 1992, 1991 AND 1990 FINANCIAL STATEMENTS. THE EFFECT OF ADOPTING STATEMENT 109 WAS TO INCREASE INCOME FROM CONTINUING OPERATIONS BY $147,000 IN 1993 AND 1992 AND $12,000 IN 1991 AND 1990. THE CUMULATIVE EFFECT OF ADOPTING STATEMENT 109 AS OF JULY 31, 1990, DECREASED THE BEGINNING BALANCE OF RETAINED EARNINGS BY $1,670,000.

UNDER STATEMENT 109, THE LIABILITY METHOD IS USED IN ACCOUNTING FOR INCOME TAXES. UNDER THIS METHOD, DEFERRED TAX ASSETS AND LIABILITIES ARE DETERMINED BASED ON DIFFERENCES BETWEEN FINANCIAL REPORTING AND TAX BASES OF ASSETS AND LIABILITIES AND ARE MEASURED USING THE ENACTED TAX RATES AND LAWS THAT WILL BE IN EFFECT WHEN THE DIFFERENCES ARE EXPECTED TO REVERSE. PRIOR TO THE ADOPTION OF STATEMENT 109, INCOME TAX EXPENSE WAS DETERMINED USING THE DEFERRED METHOD. DEFERRED TAX EXPENSE WAS BASED ON ITEMS OF INCOME AND EXPENSE THAT WERE REPORTED IN DIFFERENT YEARS IN THE FINANCIAL STATEMENTS AND TAX RETURNS AND WERE MEASURED AT THE TAX RATE IN EFFECT IN THE YEAR THE DIFFERENCES ORIGINATED.



                                    10 OF 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Operations
- ----------

  The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations during the periods included in the accompanying unaudited condensed consolidated statements of operations.

  In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cains") and certain trademarks related to that business from Nestle' Beverage Co. and an affiliate for $52,000,000 in cash. The business of Cains consists primarily of sales of coffee and related products to food service customers in parts of the Midwest and Southwest. See Note E to the Company's unaudited condensed consolidated financial statements as of and for the three and six months ended January 31, 1994.

  In November 1992, the Company acquired a controlling interest in a partnership which owns Dana Brown Private Brands, Inc. ("Dana Brown"), a company which markets and sells coffee and tea products, servicing food retailers and distributors located primarily in the Midwest. The purchase price was $2,000,000, plus approximately $2,500,000 for the cost of inventory. See Note G to the Company's unaudited condensed consolidated financial statements as of and for the three and six months ended January 31, 1994.

  On April 22, 1993, the Company and Jimbo's Jumbos, Incorporated ("JJI") entered into an agreement to merge JJI with and into a company controlled by John W. Kluge and his affiliates. Pursuant to the merger, which was consummated on July 8, 1993, the Company, as well as all other stockholders of JJI, received $6.93 per share for each share owned (see Note B to the Company's unaudited condensed consolidated financial statements as of and for the three and six months ended January 31, 1994). A loss of $3,171,000 was incurred in connection with the sale and was charged to discontinued operations in the three months ended April 30, 1993. The proceeds ($32,971,500) were used to reduce outstanding bank debt incurred for the acquisition of Cain's. The business of JJI consisted primarily of (1) shelling farmers' stock peanuts into commercial and seed grades of raw peanuts for sale to commercial processors of peanuts, seed dealers and farmers and (2) processing and packaging of in-shell peanuts and nuts, shelled peanuts and nuts, for sale to supermarkets.

  On October 8, 1993, the Company and Gourmet Coffees of America, Inc. ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993, the Company received (a) $38,500,000 in cash and (b) 75,000 shares of stock representing approximately one-half of one percent of the equity of GCA. Hillside's business consisted of roasting, packing, distributing and marketing specialty coffee to supermarkets.

  The discussion and analysis that follows relates solely to the continuing operations of the Company.

  Net sales decreased $3,617,000 or 6% and increased $16,945,000 or 15% for the three and six months ended January 31, 1994, respectively, compared to the comparable periods of the prior year. The decrease in net sales for the quarter was primarily due to decreased coffee pounds sold partially offset by an increase in the average selling price of coffee. The loss of sales due to the disposition of Hillside on November 19, 1993 were offset by sales of Cains acquired on December 8, 1992. The increase in net sales for the six months was primarily due to sales of Cains and Dana Brown (both acquired in the second quarter of the prior fiscal year) partially offset by the loss of sales from Hillside and a decrease in the average selling price of coffee. Cain's and Dana Brown were accounted for as purchases, and, therefore, were not included prior to their respective dates of acquisition.

                                    11 of 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


Operations - Continued
- ----------


  Operating profits from food products were $2,131,000 and $5,049,000 decreases of 52% and 32% for the three and six months ended January 31, 1994, respectively, compared to $4,455,000 and $7,431,000 for the comparable periods of the prior year. The decreases resulted primarily from decreased gross margins and reduced operating profits from Hillside (due to its disposition), partially offset by the operations of Cains (included for the entire period for the current quarter and six months) and reduced selling, general and administrative expenses. Decreased gross margins for the quarter were due to decreased coffee pounds sold and an increase in the average cost of green coffee greater than the increase in the average selling price of coffee. Decreased gross margins for the six months were due to an increase in the average cost of green coffee and a decrease in the average selling price of coffee. Selling, general and administrative expenses decreased primarily due to reduced payroll and advertising costs, partially offset by increased coupon costs during the six months period.

  Income from continuing operations was $7,244,000 and $7,750,000 or $.71 and $.76 per share for the three and six months ended January 31, 1994, respectively, compared to $1,585,000 and $2,253,000 or $.16 and $.23 per share for the comparable periods of the prior year. The differences were primarily due to the gain on sale of Hillside Coffee of California, Inc. (the Company's specialty coffee product line) of $7,068,000 or $.69 per share and decreased operating profits.

Liquidity and Capital Resources
- -------------------------------

  As of January 31, 1994, working capital was approximately $78,385,000 and the ratio of current assets to current liabilities was approximately 4.1 to 1.

  On November 19, 1993, the Company consummated the sale of Hillside Coffee of California, Inc. and received, among other consideration, $38,500,000 in cash which has substantially been invested in short-term marketable securities. See
Note I to the Company's unaudited consolidated financial statements as of and for the three and six months ended January 31, 1994.

  The Company believes that its cash flow from operations, its amended agreements with its Banks and its short-term investments provide sufficient liquidity to meet its working capital and capital requirements.



                                    12 OF 14

Part 2.    Other Information
- ----------------------------

Item 1.    Legal Proceedings
           -----------------

     None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

    a)  Exhibits - none
        --------

       b)  Reports on Form 8-K - none
           -------------------



                                    13 OF 14

                                   SIGNATURES
                                   ----------


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT DULY CAUSED THIS REPORT OF FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   CHOCK FULL O' NUTS CORPORATION
                                       (REGISTRANT)


MARCH 15, 1994                     /S/ MARVIN I. HAAS
                                   _____________________________
                                   MARVIN I. HAAS
                                   VICE CHAIRMAN OF THE BOARD AND
                                   CHIEF EXECUTIVE OFFICER


MARCH 15, 1994                     /S/ HOWARD M. LEITNER
                                   _____________________________
                                   HOWARD M. LEITNER
                                   PRESIDENT AND CHIEF FINANCIAL AND
                                   ACCOUNTING OFFICER



                                    14 OF 14

                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

                                     INDEX
                                     -----

                                                       PAGE NO.
                                                       --------
PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1. FINANCIAL STATEMENTS

      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS -
        JANUARY 31, 1994 AND JULY 31, 1993                                                                          1 & 2 OF 14

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-
        THREE MONTHS ENDED JANUARY 31, 1994 AND 1993                                                                3 OF 14

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
        SIX MONTHS ENDED JANUARY 31, 1994 AND 1993                                                                  4 OF 14

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
        SIX MONTHS ENDED JANUARY 31, 1994 AND 1993                                                                  5 OF 14

      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       -
        JANUARY 31, 1994                                                                                            6 & 7 OF 14

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS - JANUARY 31, 1994                                                                               8, 9 & 10  OF 14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                               11 & 12 OF 14


PART II.  OTHER INFORMATION
- ---------------------------

      ITEM 1.  LEGAL PROCEEDINGS                                                                                    13 OF 14

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                     13 OF 14

SIGNATURES
- ----------