Form 10-Q
period 1994-04-30
CHOCK FULL O NUTS CORP
filed 1994-06-14
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1994 Commission File Number 1-4183



                          CHOCK FULL O' NUTS CORPORATION
   (Exact Name of Registrant As Specified In Its Charter)




   New York                                                 13-0697025    _
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)



   370 Lexington Avenue, New York, N.Y.                         10017
   (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, including Area Code     (212) 532-0300
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
         13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X      No


No. of Shares of Common Stock ($.25 par value) outstanding as of June 10, 1994 - 10,119,032



   CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

   INDEX

                                                                    Page No.
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

   Unaudited Condensed Consolidated Balance Sheets -
  April 30, 1994 and July 31, 1993                              1 & 2 of 16

   Unaudited Condensed Consolidated Statements of Operations-
  Three Months Ended April 30, 1994 and 1993                        3 of 16

   Unaudited Condensed Consolidated Statements of Operations -
  Nine Months Ended April 30, 1994 and 1993                         4 of 16

   Unaudited Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended April 30, 1994 and 1993                         5 of 16

   Unaudited Condensed Consolidated Statement of Stockholders' Equity -
  April 30, 1994                                                6 & 7 of 16

   Notes to Unaudited Condensed Consolidated Financial
  Statements - April 30, 1994                          8, 9, 10 & 11  of 16

Item 2.   Management's Discussion and Analysis of
  Financial Condition and Results of Operations           12, 13 & 14 of 16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        15 of 16

Item 6.   Exhibits and Reports on Form 8-K                         15 of 16

Signatures                                                         16 of 16

PART I. FINANCIAL INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                     April 30,                July 31,
                                         1994                    1993
                                   (Unaudited)                  (Note)

ASSETS
Current assets:

  Cash and cash equivalents        $7,058,702             $   5,469,159

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,119,000
   and $1,081,000                  26,843,745                25,319,816

  Inventories                      41,133,581                38,385,397

  Net assets of product line
   held for sale                                             24,970,356

  Marketable securities            25,153,984

  Prepaid expenses and other        3,430,596                 3,222,586

     Total current assets         103,620,608                97,367,314

Property, plant and
 equipment - at cost   $94,765,048               $91,098,376

  Less allowances for
   depreciation and
   amortization    (40,219,273)    54,545,775  (35,502,700)  55,595,676

Real estate held for
 sale or development, at cost       5,404,243                 5,404,243

Other assets and deferred charges  29,966,887                31,040,452

Excess of cost over net
 assets acquired                    6,115,423                 5,896,404

                                 $199,652,936              $195,304,089



Note:   The balance sheet at July 31, 1993 has been derived from the audited financial statements at that date, restated for the adoption of FASB 109.

See notes to unaudited condensed consolidated financial statements.




1 of 16

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 April 30,         July 31,
                                                     1994             1993
                                                (Unaudited)          (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                $12,510,189   $ 10,804,095

  Accrued expenses                                 13,001,740     13,605,564

  Income taxes                                      1,938,244        935,359

        Total current liabilities                  27,450,173     25,345,018

Long-term debt, excluding current
 installments                                      107,166,268   108,092,174

Other noncurrent liabilities                         2,095,412     5,003,738

Deferred income taxes                                3,878,000     3,878,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 10,594,554 and 10,592,264
       shares                                        2,648,639     2,648,066
    Additional paid-in-capital                      47,274,704    47,255,836
    Retained earnings                               17,937,907    10,457,264
    Cost of 475,522 and 275,522 shares in treasury  (6,573,719)   (4,723,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership plan      (1,799,448)   (2,227,288)
    Unfunded pension losses                           (425,000)     (425,000)

          Total stockholders' equity                59,063,083    52,985,159

                                                  $199,652,936  $195,304,089



Note:   The balance sheet at July 31, 1993 has been derived from the audited financial statements at that date, restated for the adoption of FASB 109.

See notes to unaudited condensed consolidated financial statements.



2 of 16

   CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended April 30,
                                                  1994         1993

Revenues:
  Net sales                                   $61,467,118    $67,667,967
  Rentals from real estate                        507,263        477,957

                                               61,974,381     68,145,924

Cost and expenses:
  Cost of sales                                41,307,351     41,901,973
  Selling, general and
    administrative expenses                    18,838,018     22,230,682
  Expenses of real estate                         450,083        399,197

                                               60,595,452     64,531,852

    Operating profit                            1,378,929      3,614,072

Interest and dividend income                      464,077         81,332

Interest expense                               (2,206,533)    (2,782,925)

Other income - net                                 27,731         23,585

    (Loss)/income from continuing operations
      before income taxes                        (335,796)       936,064

Income taxes                                      (66,000)       448,500

    (Loss)/income from continuing operations     (269,796)       487,564

Discontinued operations - loss on disposition                   (535,116)


Net (loss)                                      $(269,796)      $(47,552)

Income/(loss) per share
  Primary
     Continuing operations                          $(.03)         $ .05

     Net (loss)                                     $(.03)         $(.01)

  Fully diluted
     Continuing operations                          $(.03)         $ .05

     Net (loss)                                     $(.03)         $(.01)


See notes to unaudited condensed consolidated financial statements.



   3 of 16

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine Months Ended April 30,
                                                    1994          1993
Revenues:
  Net sales                                    $194,511,125    $183,766,846
  Rentals from real estate                        1,564,199       1,393,210

                                                196,075,324     185,160,056

Cost and expenses:
  Cost of sales                                 128,184,432     116,128,167
  Selling, general and
    administrative expenses                      59,956,235      56,672,703
  Expenses of real estate                         1,279,219       1,156,318

                                                189,419,886     173,957,188


    Operating profit                              6,655,438      11,202,868

Interest and dividend income                        820,207         741,843


Gain on sales of marketable securities                              335,577
Gain on sale of product line                     13,208,393

Interest expense                                 (6,551,336)     (7,441,756)

Other (deductions) - net                            (10,059)         (6,253)

    Income from continuing operations
      before income taxes                        14,122,643       4,832,279

Income taxes                                      6,642,000       2,017,500

    Income from continuing operations             7,480,643       2,814,779

Discontinued operations:
    Income from operations, net of income
     taxes of $1,339,000                                          1,103,029
    Loss on disposition                                          (3,171,239)
                                                                 (2,068,210)
Net income                                       $7,480,643        $746,569

Income per share
  Primary
     Continuing operations                             $.73           $.28

     Net income                                        $.73           $.08

  Fully diluted
     Continuing operations                             $.51           $.28

     Net income                                        $.51           $.08

See notes to unaudited condensed consolidated financial statements.
4 of 16

   CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended April 30,
                                                           1994         1993

Operating Activities - Continuing Operations:
 Income from continuing operations                   $7,480,643    $ 2,814,779
 Adjustments to reconcile income from
  continuing operations to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment                      4,716,573      4,972,678
  Amortization of deferred compensation
   and deferred charges                               3,308,321      3,323,122
  Gain on sale of marketable securities                               (335,577)
  Gain on sale of product line                      (13,208,393)
  Other, net                                           (696,433)    (1,734,925)
  Changes in operating assets and liabilities:
     (Increase)/decrease in accounts receivable      (1,204,455)       284,853
     (Increase) in inventory                         (2,742,184)    (5,277,705)
     (Increase)/decrease in prepaid expenses           (202,898)     1,062,438
     (Decrease)/Increase in accounts payable,
       accrued expenses and income taxes               (923,025)       438,800
NET CASH (USED IN)/PROVIDED BY CONTINUING OPERATIONS (3,471,851)     5,548,463
Investing Activities - Continuing Operations:
 Proceeds from sale and collection of principal
   of marketable securities                           1,846,828     20,648,985
 Purchases of marketable securities                 (27,000,812)
 Purchases of property, plant and equipment          (3,520,816)    (6,185,633)
 Proceeds from sale of product line                  38,109,205
 Increase in assets held for sale                    (1,093,071)
 Acquisition of businesses                             (467,288)   (55,390,488)
NET CASH PROVIDED BY/(USED IN)
 CONTINUING OPERATIONS                                7,874,046    (40,927,136)
Financing Activities - Continuing Operations:
 Proceeds from long-term debt                                       40,287,192
 Principal payments on long-term debt                  (905,906)    (1,287,925)
 Purchase of treasury stock                          (1,850,000)
 Other                                                  (56,746)    (2,382,589)
NET CASH (USED IN)/PROVIDED BY CONTINUING
 OPERATIONS                                          (2,812,652)    36,616,678
Increase in Cash and
  Cash Equivalents - Continuing Operations            1,589,543      1,238,005
Cash and cash equivalents at beginning
   of period - continuing operations                  5,469,159      2,529,123

Cash and Cash Equivalents at End of Period -
   Continuing Operations                             $7,058,702    $ 3,767,128


See notes to unaudited condensed consolidated financial statements.





   5 of 16

   CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    Common Stock
                                            Issued               In Treasury
                                       Shares     Amount     Shares     Amount
                                                    In Thousands

Balance at July 31, 1993 - as reported   10,592   $2,648        276    $4,724
Restatement due to adoption of FASB 109
Balance at July 31, 1993 - as restated   10,592    2,648        276     4,724
Net income
Conversion of subordinated debentures         3        1

Purchase of treasury stock                                      200     1,850

Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization

Balance at April 30, 1994                10,595   $2,649        476    $6,574









See notes to unaudited condensed consolidated financial statements.

























6 of 16

   CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Deferred
                         Compensation
                          Under Stock
                         Bonus Plan and   Unfunded   Additional
                        Employees' Stock   Pension   Paid-In       Retained
                          Ownership Plan    Losses   Capital       Earnings
                                            In Thousands

Balance at July 31, 1993 -
 as reported                   $2,227      $ 425      $47,256       $11,809
Restatement due to adoption
 of FASB 109                                                         (1,352)
Balance at July 31, 1993
 as restated                    2,227        425       47,256        10,457
Net income                                                            7,481
Purchase of treasury stock
Conversion of subordinated debentures                      19
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                 (428)

Balance at April 30, 1994      $1,799      $ 425      $47,275      $ 17,938

See notes to unaudited condensed consolidated financial statements.
























7 of 16

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


April 30, 1994
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 1994 and 1993 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1993.

(B) In April 1993, the Company and Jimbo's Jumbos, Incorporated ("JJI") entered into an agreement to merge JJI with and into a company controlled by John W. Kluge and his affiliates. Pursuant to the merger, which was consummated on July 8, 1993, the Company, as well as all other stockholders of JJI received $6.93 per share for each share owned. The proceeds ($32,917,500) were used to reduce outstanding bank debt incurred for the acquisition of Cain's Coffee Co. (see Note E). A loss of $3,171,000 was incurred in connection with the sale and was charged to discontinued operations, of which $2,636,000 had been provided for in the three months ended January 31, 1993. The Company has restated its financial statements to present the operating results of JJI for the three and nine months ended April 30, 1993 as a discontinued operation.

(C) Primary per share data are based on the weighted average number of common shares outstanding of 10,119,000 and 10,288,000, respectively, for the three months ended April 30, 1994 and 1993 and 10,198,000 and 10,240,000, respectively, for the nine months ended April 30, 1994 and 1993. The three and nine month periods ended April 30, 1993 have been retroactively adjusted for a 3% stock dividend distributed in July 1993. Fully diluted earnings per share assumes conversion of outstanding debentures.

(D) Inventories are stated at the lower of cost (first-in,first-out) or market. The components of inventory consist of the following:

                                    April 30,       July 31,
                                        1994           1993

  Finished goods                 $25,031,289    $24,657,182
  Raw materials                   11,743,403      9,139,425
  Supplies                         4,358,889      4,588,790
                                 $41,133,581    $38,385,397









8 of 16

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

                                             Nine Months
                                                   Ended
                                                April 30,
                                                    1993
 Net sales                                  $207,126,000
 Income from continuing operations          $  3,022,000
 Income from continuing operations
  per share                                 $        .30
 Net income                                 $    954,000
 Net income per share                       $        .09


(F) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with National Westminster Bank USA and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding at any time may not exceed $40,000,000. Interest (7.5% at April 30, 1994) on all such loans is equal to prime rate plus three quarters of a percent, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at April 30, 1994) are to be repaid in December 1997. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.





9 of 16

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

(I) On October 8, 1993, the Company and Gourmet Coffees of America, Inc.("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993, the Company received (a) $38,500,000 in cash and (b) 75,000 shares of stock representing approximately one-half of one percent of the equity of GCA. The operating profits of Hillside, before intercompany charges, for the period August 1, 1993 to November 19, 1993 and the nine months ended April 30, 1993, included in the results of operations are as follows:

                                        Period from
                                        August 1, 1993 to Nine months ended
                                        November 19, 1993    April 30, 1993

 Net sales                                     $9,557,000       $21,011,000
 Cost and expenses:
   Cost of sales                                4,169,000         8,594,000
   Selling, general and
     administrative expenses                    3,566,000         8,533,000
                                                7,735,000        17,127,000

 Operating profit                              $1,822,000        $3,884,000

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

 Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.
10 of 16

(K) On March 11, 1994, the Company acquired for approximately $467,000 all the operating assets and liabilities of a company engaged in the commercial franchising and operation of drive through food service establishments primarily engaged in the sale of gourmet coffee complimented by fresh bakery goods, sandwiches and ancillary products. The acquisition is being accounted for as purchase. Based on a preliminary allocation of the purchase price, the excess of cost over not assets acquired (approximately $360,000) is being amortized over a period of 15 years using the straight-line method. The pro forma effects on the Companys operations as if this business had been acquired on August 1, 1992 are not material.















































11 of 16

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operations

 The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations during the periods included in the accompanying unaudited condensed consolidated statements of operations.

 In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cains") and certain trademarks related to that business from Nestle' Beverage Co. and an affiliate for $52,000,000 in cash. The business of Cains consists primarily of sales of coffee and related products to food service customers in parts of the Midwest and Southwest. See Note E to the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended April 30, 1994.

 In November 1992, the Company acquired a controlling interest in a partnership which owns Dana Brown Private Brands, Inc. ("Dana Brown"), a company which markets and sells coffee and tea products, servicing food retailers and distributors located primarily in the Midwest. The purchase price was $2,000,000, plus approximately $2,500,000 for the cost of inventory. See Note G to the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended April 30, 1994.

 In April 1993, the Company and Jimbo's Jumbos, Incorporated ("JJI") entered into an agreement to merge JJI with and into a company controlled by John W. Kluge and his affiliates. Pursuant to the merger, which was consummated on July 8, 1993, the Company, as well as all other stockholders of JJI, received $6.93 per share for each share owned (see Note B to the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended April 30, 1994). A loss of $3,171,000 was incurred in connection with the sale and was charged to discontinued operations. The proceeds ($32,917,500) were used to reduce outstanding bank debt incurred for the acquisition of Cain's. The business of JJI consisted primarily of (1) shelling farmers' stock peanuts into commercial and seed grades of raw peanuts for sale to commercial processors of peanuts, seed dealers and farmers and (2) processing and packaging of in-shell peanuts and nuts, shelled peanuts and nuts, for sale to supermarkets.

 On October 8, 1993, the Company and Gourmet Coffees of America, Inc.
("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993, the Company received (a) $38,500,000 in cash and (b) 75,000 shares of stock representing approximately one-half of one percent of the equity of GCA. See Note I to the Companys unaudited condensed consolidated financial statements as of and for the three months ended April 30, 1994. A pre-tax gain of approximately $13,200,000 was recorded on the sale and approximately $25,000,000 of the proceeds have been invested in short term marketable securities. Hillside's business consisted of roasting, packing, distributing and marketing specialty coffee to supermarkets.

 The discussion and analysis that follows relates solely to the continuing operations of the Company.



12 of 16

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operations - Continued

 Net sales decreased $6,201,000 or 9.2% and increased $10,744,000 or 5.8% for the three and nine months ended April 30, 1994, respectively, compared to the comparable periods of the prior year. The decrease in net sales for the quarter was primarily due to the loss of sales from Hillside due to its disposition on November 19, 1993. The increase in net sales for the nine months was primarily due to sales of Cains and Dana Brown (both acquired in the second quarter of the prior fiscal year) partially offset by the loss of sales from Hillside. Cain's and Dana Brown were accounted for as purchases, and, therefore, were not included prior to their respective dates of acquisition.

 Operating profits from food products were $1,322,000 and $6,370,000 decreases of 63% and 42% for the three and nine months ended April 30, 1994, respectively, compared to $3,535,000 and $10,966,000 for the comparable periods of the prior year. The decrease in operating profits for the quarter resulted primarily from decreased gross margins and reduced operating profits from Hillside (due to its disposition), partially offset by reduced selling, general and administrative expenses. The reduced gross margins were attributable to the inability to increase selling prices (due to competition) commensurate with the increased costs of coffee. Selling, general and administrative expenses decreased in the quarter primarily due to reduced payroll, brokerage, promotion and bad debt expenses. The decrease in operating profits for the nine months resulted primarily from decreased gross margins and reduced operating profits from Hillside (due to its disposition), partially offset by the operations of Cains (included for the entire period for the current nine months) and reduced selling, general and administrative expenses for operations included in both the current and prior year. The reduced gross margins were attributable to the inability to increase selling prices (due to competition) commensurate with the increased costs of coffee. Selling, general and administrative expenses decreased in the nine months period due to reduced advertising and payroll costs, partially offset by increased coupon costs.

 (Loss)/income from continuing operations was $(270,000) and $7,481,000 or $(.03) and $.73 per share for the three and nine months ended April 30, 1994, respectively, compared to $488,000 and $2,815,000 or $.05 and $.28 per share for the comparable periods of the prior year. The difference for the quarter was primarily due to decreased operating profits from food products, partially offset by decreased interest expense, increased investment income and decreased income taxes. The difference for the nine months was primarily due to the gain on sale of Hillside Coffee of California, Inc. (the Company's specialty coffee product line) of $7,068,000 or $.69 per share, partially offset by decreased operating profits from food products, decreased interest expense and decreased income taxes.

Liquidity and Capital Resources

 As of April 30, 1994, working capital was approximately $76,000,000 and the ratio of current assets to current liabilities was approximately 3.8 to 1.

13 of 16

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Liquidity and Capital Resources - Continued


 On November 19, 1993, the Company consummated the sale of Hillside Coffee of California, Inc. and received, among other consideration, $38,500,000 in cash which has substantially been invested in short-term marketable securities. See Note I to the Company's unaudited consolidated financial statements as of and for the three and nine months ended April 30, 1994.

 The Company believes that its cash flow from operations, its amended agreements with its Banks and its short-term investments provide sufficient liquidity to meet its working capital and capital requirements.

The recent significant price rise in the cost of coffee in May and June has caused the Company to increase its selling prices for coffee. The Company is unable to estimate the impact of the recent selling price increases and possible further increases in the cost of coffee on future operating results.




































14 of 16

Part 2.    Other Information

Item 1.    Legal Proceedings

           None

Item 6.    Exhibits and Reports on Form 8-K

       a)  Exhibits - none

        b)  Reports on Form 8-K - none















































15 of 16

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

        CHOCK FULL O' NUTS CORPORATION
                (Registrant)





June 14,  1994
                                            Marvin I. Haas
                                            Vice Chairman of the Board and
                                            Chief Executive Officer


June 14, 1994
                                            Howard M. Leitner
                                            President and Chief Financial and
                                            Accounting Officer


































 16 of 16