Form 10-K
period 1994-07-31
CHOCK FULL O NUTS CORP
filed 1994-10-20
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

	FORM 10-K

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED JULY 31, 1994
	OR
	[] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	Commission file number 1-4183

	CHOCK FULL O' NUTS CORPORATION

	(Exact name of registrant as specified in its charter)

	   NEW YORK                                   13-0697025
(State of Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

370 Lexington Avenue, New York, New York                      10017
(Address of Principal Executive Offices)                    (Zip Code)

				(212) 532-0300
	      (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
						   Name of Each Exchange
	  Title Of Each Class                       On Which Registered
Common Stock, par value $.25 per share             New York Stock Exchange
8% Convertible Subordinated Debentures,            American Stock Exchange
   due September 15, 2006
7% Convertible Senior Subordinated Debentures,     New York Stock Exchange
   due April 1, 2012
Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   x    No

Aggregate market value of the Common Stock ($.25 par value) held by nonaffiliates of the registrant as of October 13, 1994: $45,508,000 Number of Shares of Common Stock ($.25 par value) outstanding as of October 13, 1994:
10,422,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the year ended July 31, 1994 are incorporated by reference into Part III.


	PART I

Item 1.  BUSINESS
		      Item 101 (a) and (c) of Regulation S-K
The Company's primary business is the roasting, packing and marketing of a broad range of regular and decaffeinated, ground roast, instant and specialty coffees for the Foodservice and Retail Grocery Industries. These products are sold regionally throughout the United States and Canada under various well known trademarks, including Chock full o' Nuts, LaTouraine and Cain's. Best known among its products is Chock full o' Nuts brand premium, vacuum packed, all-method grind coffee. The Company is also one of the largest marketers of food service and private label coffees. The balance of the Company's business is derived from its Retail Restaurant and Cafe division (commencing in fiscal 1994) and from real estate operations.

Incorporated in 1932, for many years, the Company's primary business was the operation of counter service restaurants, under the Chock full o' Nuts name. In 1953, the Company expanded its business by marketing the coffee made famous in its restaurants to consumers via supermarkets and other Retail Grocery outlets. Impactful advertising, featuring the "Heavenly Coffee" jingle, made Chock full o' Nuts brand premium coffee a market leader. In 1983, Management discontinued the Company's restaurant operations and concentrated its efforts on the sale of coffee and related food products. Since 1984, the Company's overall strategy has been to diversify within its core areas of strength by lessening its dependence on Retail Coffee.

In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cain's") and certain trademarks related to that business. Cain's business consists primarily of sales of coffee and related products to Foodservice customers in parts of the Midwest and Southwest. Cain's also sells coffee and tea to Retail Grocery Customers using a direct store distribution system.

In November 1992, the Company acquired a controlling interest in a partnership, which owns Dana Brown Private Brands, Inc., a company which markets and sells private label coffee and tea products to food retailers and distributors, located primarily in the Midwest.

In December 1986, the Company acquired Greenwich Mills Company ("Greenwich"). Established in 1912, Greenwich is a leading manufacturer and supplier of coffee, tea and allied products to Foodservice and private label customers, the majority of which are in the Eastern United States. Greenwich's best known trademark is LaTouraine.

In November 1993, the Company sold Hillside Coffee of California, Inc., whose business consisted of roasting, packing, distributing and marketing specialty coffee under the Hillside name, primarily to supermarkets. See Note 6 of notes to consolidated financial statements.



In July 1993, the Company sold its interest in Jimbo's Jumbos, Incorporated ("JJI"). The business of JJI consisted primarily of (1) shelling farmers' stock peanuts into commercial and seed grades of raw peanuts for sale to commercial processors of peanuts, seed dealers and farmers and (2) processing and packaging of in-the-shell peanuts and nuts, and shelled peanuts and nuts, for sale to supermarkets. See Note 5 of notes to consolidated financial statements.

Corporate Management is currently focused on the following growth initiatives: (i) Expansion of its Retail Restaurant and Cafe division;
(ii) Maximizing the Company's Foodservice franchise by significantly broadening its customer base for Cain's, Chock full o' Nuts and LaTouraine brand coffee, tea and allied products; (iii) Increasing Retail Grocery Market shares for Chock full o' Nuts brand Cafe Blend, decaffeinated, instant and rich french roast coffees, which generate higher margins than ground roast, regular and economy blend coffees; and, (iv) Selectively pursuing new business development opportunities, as appropriate, which will deliver significant volume and profit growth.

The following table sets forth revenues and operating results from continuing operations before interest and corporate expenses attributable to the Company's food products sales and real estate operations, for the fiscal years ended July 31, 1994, 1993 and 1992:


				     Fiscal Years Ended July 31,
				     1994       1993            1992
				    (In Thousands)

Revenues
   Net Sales - Food Products        $263,638   $251,641        $203,640
   Rentals from Real Estate            2,060      1,876           1,205

Operating Profit/(Loss):
   Food Products (1)                  10,389     11,532 (2)      (1,688) (2)
   Real Estate Operations                317         (9)           (783)


(1) See Note 6 of notes to consolidated financial statements regarding product line sold.

(2) Includes restructuring charges of $3,598,000 and $5,500,000 and officers' termination benefits of $818,000 and $1,974,000 in fiscal 1993 and 1992, respectively (see Notes 11(c) and 11(d) of notes to consolidated financial statements).














COFFEE AND RELATED PRODUCTS

Description of Coffee Market
According to certain available industry surveys and Company estimates, total United States coffee sales by manufacturers in 1993 were approximately $5 billion. Approximately 35% of total United States coffee sales in 1993 were to Foodservice customers.

Foodservice Sales and Marketing
In January 1985, the Company began marketing its coffee and allied products through Company sales personnel and independent food brokers to chain and independent restaurants, hospitals, airlines, schools, governmental institutions, vending and office coffee service operators and other institutional distributors ("Foodservice Customers"). In December 1986, the Company acquired Greenwich, which is a major supplier in the Eastern United States of coffee, tea and allied products to Foodservice Customers and private label customers. Greenwich's best-known label is LaTouraine which enjoys a reputation for high quality. LaTouraine also distributes hot chocolate, iced and hot tea, powdered soft drinks, soup bases, and portion controlled jams, jellies and condiments.

In December 1992, the Company acquired Cain's, which is a major supplier in the Midwest and Southwest of products similar to those sold by Greenwich and LaTouraine to Foodservice Customers.

Approximately 47% of sales are currently derived from processing and marketing coffee and allied products for sale to Foodservice Customers.
Sales of coffee products to Foodservice Customers have traditionally been less price-sensitive and depend more on the level of customer service. They also tend to generate higher operating margins, due to lower marketing and advertising expenses, than do sales of such products to Retail customers.
In addition, the absence of competitors with a dominant market position makes the Company's pricing to Foodservice Customers less susceptible, as compared to pricing to Retail customers, to changes in price in response to pricing actions of any single competitor.

Retail Sales and Marketing
The Company currently sells most of its Retail Grocery coffee products to supermarket chains, wholesalers and independent food outlets ("Retail Customers") through independent food brokers. The Company's retail products include coffees sold under the Chock full o' Nuts, Cain's and Safari labels. The Company's best known product, Chock full o' Nuts premium, vacuum packed, all-method grind coffee, is superior to most competitors in being able to produce more consistent, better tasting finished brews from a single, "all-method grind", regardless of the coffee maker used. The Company also sells an "extended yield" coffee, which produces more cups than equivalent quantities of standard yield coffee. Additionally the Company sells decaffeinated, instant, a Cafe blend and rich french roast coffees as well as a ready to drink iced cappuccino product, called Chock o'ccino. Finally, the Company and Greenwich roast, pack and market regular, decaffeinated and instant coffees for sale by others under a variety of private labels.









In fiscal 1994 the Company's coffee sales (other than Hillside) to Retail Customers accounted for approximately 47% of sales and represented approximately 4% of total Retail Grocery coffee sales in the United States. Chock full o' Nuts all-method grind coffee is sold in most major metropolitan areas of the United States and in the provinces of Ontario and Quebec, Canada. Sales are concentrated in the New York metropolitan area, upstate New York, New England, Philadelphia, Washington, D.C. and Florida. The Company believes that its distinctive packaging design and one grind concept are important factors in the marketing of its coffee products. Marketing a single grind coffee has enabled the Company's all-method grind coffee to be consistently one of the fastest moving items off supermarket shelves in its core markets. The sales of Cain's and Safari brand products are concentrated in the Midwest and Southwest.

Suppliers and Manufacturing

The Company's coffee is primarily a blend of readily available Central and South American coffees. The Company purchases approximately 100 million
pounds of green coffee beans annually.   All such coffee is purchased from
approximately 25 importers located in New York City, New Orleans and Miami, who assume the risk of delivering beans that meet the Company's quality requirements at a guaranteed price. The Company generally buys its coffee pursuant to contracts providing for delivery in 4 to 12 weeks and supplements such contracts with purchases on the spot market. All purchases are subject to inspection and approval by the United States Food and Drug Administration.

Manufacturing activities for coffee and related products are presently conducted at the following facilities:

	Location                     Principal Use

   Brooklyn, New York............Coffee Roasting Plant, Warehouse
   St. Louis, Missouri...........Coffee Roasting Plant, Warehouse
   Hialeah, Florida..............Coffee Roasting Plant, Warehouse
   Rochester, New York...........Coffee Roasting Plant, Warehouse
   Oklahoma City, Oklahoma.......Coffee Roasting Plant and Processing
				   Plant for Tea and Related Food
				   Products, Warehouse
   Springfield, Missouri.........Processing Plant for Spices, Warehouse


All of the above facilities are owned, except the Rochester, New York and Springfield, Missouri facilities, which are leased. The Company rents executive office space in New York City and maintains warehousing facilities in over forty-five locations throughout the United States. The Company believes that it has sufficient production capacity to meet its current and future needs.

Competition

The coffee business is highly competitive. The Company competes for Retail Customers with a number of nationally and regionally established brands. Its largest competitors are General Foods (Maxwell House, Yuban & Sanka coffees), Procter & Gamble (Folger's coffees) and The Nestle Company (Hills, MJB & Chase & Sanborn coffees), with combined annual sales accounting for approximately 80% of the United States coffee market. The profitability of the Company's coffee sales to Retail Customers is largely dependent on competitive pricing conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

There are many competitors in the business of selling coffee to Foodservice Customers. However, the Company believes that no single competitor's sales constitute more than 15% of this market. Sales of coffee, tea and allied products to Foodservice Customers have traditionally been less price-sensitive and more dependent on the level of service provided to such customers than sales of such products to Retail Customers. In addition, the absence of direct competitors with a dominant market position has traditionally made the Company's pricing to Foodservice Customers less susceptible, as compared to pricing to Retail Customers, to changes in price in response to pricing actions of any single competitor.

Retail Restaurant and Cafe Division


In June 1994, with the opening of a flagship store in Midtown Manhattan, the Company entered the business of operating retail cafes which offer specialty coffees, sandwiches, salads, bakery products, snacks, and other assorted food and beverage products. The cafe has an upscale motif, with woods and granite, and utilizes a quick-service format, at a moderate price structure.

The Company has developed a number of formats for expansion of this retail cafe concept, including the full cafe (2500 to 3500 square feet with seating for 45-75), the mini-cafe (400-1000 square feet with limited seating), and Chock Full O'Nuts EXPRESS-Osm (a modular kiosk of 150 square feet). The Company intends to open additional locations utilizing the above formats, in central business districts, and high-volume public locations.

In March 1994, the Company acquired Quikava, Inc., an operator and franchisor of double-drive thru buildings, which offer a variety of specialty coffees, espresso-based drinks, baked goods, and snacks. Quikava units are situated on major commuter thoroughfares and offer quick-service of quality beverages and snacks. The Company intends to develop additional Quikava units, both company-operated and franchised.


RESEARCH AND DEVELOPMENT

The Company invested a nominal amount in research and development for the three years ended July 31, 1994.

EMPLOYEES

The Company employs approximately 1,150 employees, 15% of whom are represented by labor unions. The Company believes that its relations with both union and non-union employees are good.


REAL ESTATE OPERATIONS

The Company is both lessor and lessee on certain properties and an owner of one property in New York City. Such properties had been part of the Company's former restaurant operations.

OTHER MATTERS

Reference is made to Notes 2, 5 and 6 of notes to consolidated financial statements with respect to the acquisition and disposition of certain assets.

			  Item 101 (b) of Regulation S-K

Segment Information is incorporated herein by reference.
			  Item 101 (d) of Regulation S-K

All of the Company's operations are located in the United States. Export sales are not significant.

Item 2.  PROPERTIES

The Company leases certain premises which are under long-term leases expiring on various dates through 2009 and certain of which contain renewal options. Reference should be made to Note 7 of the notes to consolidated financial statements for additional information about these leases. The following table sets forth the location and certain information with respect to the Company's plants and certain other properties as of October 13, 1994, all of which premises the Company considers adequate for its present and anticipated needs.


















PLANTS AND OTHER PROPERTIES
					       Approximate
					       Square Feet     Whether
							of     Owned Or
Location                Principal Use          Floor Space     Leased (1)
Brooklyn, New York      Coffee Roasting Plant,
			Warehouse                   55,000      Owned

St. Louis, Missouri     Coffee Roasting Plant,
			Warehouse                   77,000      Owned

Secaucus, New Jersey    Warehouse and Offices      110,000      Owned

Hialeah, Florida        Coffee Roasting Plant,
			Warehouse                   50,000      Owned

Rochester, New York     Coffee Roasting Plant,
			Warehouse                   50,000      Leased


Oklahoma City, Oklahoma Coffee Roasting Plant
			and Processing Plant for
			Tea and Related Food
			Products, Warehouse        150,000      Owned

Springfield, Missouri   Processing Plant for
			Spices, Warehouse           30,000      Leased

574 Fifth Avenue        Real Estate
 New York, New York     Operation                   13,000      Leased
422 Madison Avenue      Real Estate and Restaurant
 New York, New York     Operation                    8,750      Leased
532 Madison Avenue      Real Estate
 New York, New York     Operation                   12,250      Leased
49 Broadway             Real Estate
 New York, New York     Operation                   12,000      Leased
1420 Broadway           Real Estate
 New York, New York     Operation                    6,750      Leased
370 Lexington Avenue    Corporate
 New York, New York     Headquarters                11,000      Leased
Waverly Place corner
 Green Street           Real Estate
 New York, New York     Operation                    2,500      Leased
336 Broadway            Real Estate
 New York, New York     Operation                   10,500      Owned
Castroville, California Real Estate                 66,000      Owned
			Operation
Mebane, North Carolina  Real Estate Operation      138,000      Owned
Queen Ann Plaza         Restaurant Operation           250      Leased
 Norwell, Mass
190 Old Derby Street    Headquarters, Quikava        1,196      Leased
 Hingham, Mass

(1) --No Company-leased premises are owned by any officer or director of the Company. See Note 7 of notes to the consolidated financial statements.



Item 3.  LEGAL PROCEEDINGS
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
	 SECURITY HOLDERS
Not applicable.

	PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
	 RELATED SECURITY HOLDER MATTERS

"Common Share Prices" and related security holder matters are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

"Selected Financial Data" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.



	PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
				       and

Item 11.  EXECUTIVE COMPENSATION
				       and

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
				       and

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per General Instruction G. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended July 31, 1994 which is to be filed with the Commission.





	PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

   (3) The response to this portion of Item 14 is submitted as a separate section of this report (see below).

(b)  Reports on Form 8-K:
		None

(c) The response to this portion of Item 14 is submitted as a separate section of this report (see below).

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

Pursuant to Regulation S-K Item 601, following is a list of Exhibits.

Exhibit 3       Articles of incorporation and by laws.

       (a)      Articles of incorporation filed herewith.

       (b)      By-laws, filed herewith.

Exhibit 4 Instruments defining the rights of security holders, including indentures.

       (a) Indenture dated as of September 15, 1986 between the Company and Manufacturers Hanover Trust Company ("Manufacturers") filed herewith.

       (b) Form of the Company's 8% Convertible Subordinated Debenture included in Exhibit 4(a) filed herewith.

       (c) Instrument of resignation, appointment and acceptance dated August 9, 1993 among the Company, Manufacturers and Liberty Bank and Trust Company of Oklahoma City filed herewith.

       (d) Indenture dated as of April 1, 1987 between the Company and IBJ Schroder Bank and Trust Company filed herewith.

       (e) Form of the Company's 7% Convertible Senior Subordinated Debenture included in Exhibit 4(d) filed herewith.

Exhibit 9     Voting Trust Agreement, not applicable.



Exhibit 10   Material contracts


(a) Rights Agreement, dated as of December 30, 1987, with IBJ Schroder Bank and Trust Company, as Rights Agent, the form of Rights Certificate and Summary of Rights to Purchase Common Stock filed herewith.

(b) Benefits protection trust with National Westminster Bank USA filed herewith.

(c) Resolution of the Board of Directors adopting severance policy filed herewith.

(d) Chock full o' Nuts Corporation Employees' Stock Ownership Plan dated December 16, 1988 filed as an exhibit to form 10-K for the fiscal year ended July 31, 1989 is incorporated herein by reference.

(e) Agreement with Leon Pordy, M.D. dated July 8, 1992 filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1992 is incorporated herein by reference.

(f) Stock purchase agreement dated October 16, 1992 by and between Chock full o' Nuts Corporation and Nestle' Beverage Corporation filed herewith.

(g) Amended and Restated Credit Agreement dated December 4, 1992 among Chock full o' Nuts Corporation and its Subsidiaries and National Westminster Bank USA and Chemical Bank filed as an Exhibit to Form 8-K dated December 10, 1992 is incorporated herein by reference.

(h) Agreement and Plan of Merger by and among JJJ Acquisition Corp., Chock full o' Nuts Corporation and Jimbo's Jumbos, Incorporated dated April 22, 1993 filed as an Exhibit to Form 8-K dated July 8, 1992 is incorporated herein by reference.

(i) Agreement with Joseph Breslin dated August 5, 1993 filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1993 is incorporated herein by reference.

(j) Stock Purchase Agreement between Chock full o' Nuts Corporation, Hillside Holding Corporation and Gourmet Coffees of America, Inc. dated October 8, 1993 filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1993 is incorporated herein by reference.

(k) Agreement dated November 7, 1989 by and between Chock full o'Nuts Corporation and Tetley, Inc. for the purchase of Tetley's instant Coffee business filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1990 is incorporated herein by reference.

(l) Standstill Agreement by and among Chock full o'Nuts Corporation and Steven Schulman and Leon Pordy, MD dated June 21, 1991 filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1991 is incorporated herein by reference.

(m) Form of restricted stock agreement dated January 2, 1988 with key employees (including certain officers and directors) filed herewith.





Exhibit 11  Statement re:  Computation of Per Share Earnings

Exhibit 12  Statement re:  Computation of ratios, not applicable.

Exhibit 13  Not applicable.

Exhibit 18  Letter re change in accounting principles, not applicable.



Exhibit 21  Subsidiaries of the registrant.

Exhibit 22 Published report regarding matter submitted to vote of security holders, not applicable.

Exhibit 23  Consent of experts and counsel, not applicable.

Exhibit 24  Power of attorney, not applicable.

Exhibit 99  Additional exhibits, not applicable.










	Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   CHOCK FULL O' NUTS CORPORATION
						     (Registrant)

October 13, 1994                        ------------------------------
					Howard M. Leitner, President,
					Chief Financial and Accounting Officer
					and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 1994                       October 13, 1994
		 Norman E. Alexander                    Mark A. Alexander
		 Chairman of the Board                  Director


October 13, 1994                       October 13, 1994
		Virgil Gladieux                         Martin J. Cullen
		Director                                Vice President and
							Director

October 13, 1994                       October 13, 1994
		Stuart Z. Krinsly                       Marvin I. Haas
		Director                                Chief Executive Officer
							Vice Chairman of the
							Board and Chief
							Operating                                             Officer

October 13, 1994                       October 13, 1994
		Howard M. Leitner                       Henry Salzhauer
		President and Chief                     Director
		Financial Officer and
		Director

October 13, 1994                       October 13, 1994
		R. Scott Schafler                       David S. Weil
		Director                                Director










	ANNUAL REPORT ON FORM 10-K
	ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

	LIST OF FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
	AND FINANCIAL STATEMENT SCHEDULES

	CERTAIN EXHIBITS

	YEAR ENDED JULY 31, 1994

	CHOCK FULL O' NUTS CORPORATION

	NEW YORK, NEW YORK













































FORM 10-K--ITEM 14(a)(1) and (2)

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8
								Page
Report of Independent Auditors                                  16
Consolidated Balance Sheets--July 31, 1994 and 1993             17 and 18
Consolidated Statements of Operations--Years Ended
  July 31, 1994, 1993 and 1992                                  19
Consolidated Statements of Cash Flows--
  Years Ended July 31, 1994, 1993 and 1992                      20 and 21
Consolidated Statements of Stockholders' Equity--
  Years Ended July 31, 1994, 1993 and 1992                      22 and 23
Notes to Consolidated Financial Statements                      24 to 35

The following consolidated financial statement schedules of the registrant and its subsidiaries are included in Item 14(d):
								Page
Schedule     I--Marketable Securities                           41
Schedule    II--Amounts Receivable from Related Parties and
		Underwriters, Promoters, and Employees Other
		Than Related Parties                            42
Schedule     V--Property, Plant and Equipment                   43
Schedule    VI--Accumulated Depreciation and Amortization
		of Property, Plant and Equipment                44
Schedule  VIII--Valuation and Qualifying Accounts               45
Schedule     X--Supplementary Income Statement
		Information                                     46

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.















Ernst & Young LLP

Report of Independent Auditors


The Board of Directors and Stockholders
Chock full o'Nuts Corporation
New York, NY

We have audited the accompanying consolidated balance sheets of Chock full o'Nuts Corporation and subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial satements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chock full o'Nuts Corporation and subsidiaries at July 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three year in the period ended July 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statment schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.

ERNST & YOUNG LLP
October 13, 1994
























































CONSOLIDATED BALANCE SHEETS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1994 and 1993

ASSETS                                           1994            1993

CURRENT ASSETS:
  Cash and cash equivalents                  $ 5,939,456     $ 5,469,159
  Receivables, principally trade, less
    allowances for doubtful accounts and
    discounts of $928,000 and $1,081,000--
  Notes 3 and 11(a)                           31,935,437      25,319,816
  Inventories--Notes 1 and 3                  45,543,048      38,385,397
  Net assets of product line sold -- Note 6                   24,970,356

  Investments in marketable securities,
    at cost (market value of $25,649,000)     25,786,080
  Prepaid expenses and other -- Note 4         3,466,246       3,222,586
		TOTAL CURRENT ASSETS         112,670,267      97,367,314


PROPERTY, PLANT AND EQUIPMENT, at cost-
  Note 3:
    Land                                       3,754,639       3,754,639
    Buildings and improvements                18,652,079      18,241,851
    Leaseholds and leasehold improvements      1,795,326         842,011
    Machinery and equipment                   72,603,462      68,259,875
					      96,805,506      91,098,376
    Less allowances for depreciation and
      amortization                            41,510,772      35,502,700
					      55,294,734      55,595,676
REAL ESTATE HELD FOR SALE OR DEVELOPMENT,
	at cost                                5,404,243       5,404,243

OTHER ASSETS AND DEFERRED CHARGES--Note 11(b) 29,367,430      31,040,452


EXCESS OF COST OVER NET ASSETS
  ACQUIRED, net --Notes 1 and 2                6,070,268       5,896,404
					    $208,806,942    $195,304,089

See notes to consolidated financial statements













CONSOLIDATED BALANCE SHEETS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1994 and 1993

						1994            1993

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:

    Accounts payable                        $ 11,851,998    $ 10,804,095
    Accrued expenses                          17,381,839      13,605,564
    Income taxes--Note 4                       1,698,293         935,359
	       TOTAL CURRENT LIABILITIES      30,932,130      25,345,018

LONG-TERM DEBT -- Note 3                     110,427,265     108,092,174

OTHER NON-CURRENT LIABILITIES--
  Notes 9 and 11(c)                            4,743,855       5,003,738

DEFERRED INCOME TAXES -- Note 4                4,442,000       3,878,000

STOCKHOLDERS' EQUITY--Notes 3, 8 and 9:
    Common stock, par value $.25 per share;
     Authorized 50,000,000 shares;
	Issued 10,898,130 and 10,592,264
	shares                                 2,724,533       2,648,066
    Additional paid-in capital                49,322,585      47,255,836
    Retained earnings                         16,217,803      10,457,264
					      68,264,921      60,361,166

    Deduct:
     Cost of 475,522 and 275,522 shares in
     treasury                                 (6,573,719)     (4,723,719)
     Deferred compensation under stock
	bonus plan and employees' stock
	ownership plan                        (1,663,510)     (2,227,288)
     Unfunded pension losses                  (1,766,000)       (425,000)
	       TOTAL STOCKHOLDERS' EQUITY     58,261,692      52,985,159

LEASES--Note 7
					    $208,806,942    $195,304,089

See notes to consolidated financial statements













CONSOLIDATED STATEMENTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years ended July 31, 1994, 1993 and 1992

					1994          1993          1992

Revenues:
  Net sales                       $263,638,453   $251,641,474    $203,640,151
  Rentals from real estate           2,059,647      1,875,578       1,204,708
				   265,698,100    253,517,052     204,844,859
Costs and expenses:
  Cost of sales                    175,664,343    157,206,889     143,643,978
  Selling, general and
   administrative expenses         77,851,623     78,687,340      54,629,684
  Expenses of real estate           1,742,462      1,884,106       1,987,573
  Restructuring charge -- Note 11(c)               3,597,769       5,500,000
  Officers' termination benefits
   -- Note 11(d)                                     817,535       1,974,000
				  255,258,428    242,193,639     207,735,235

OPERATING PROFIT/(LOSS)--Note 6    10,439,672     11,323,413      (2,890,376)
Interest and dividend income          867,517        861,076       2,345,803
Interest expense                   (8,802,413)   (10,228,159)     (8,683,115)
Gain on sale
  of product line -- Note 6        12,475,246
Gain on sales of
marketable securities                                455,558         919,603
Other income/
    (deductions)-- Note 11(g)         775,292         (1,063)         71,343
INCOME/(LOSS) BEFORE INCOME TAXES  15,755,314      2,410,825      (8,236,742)
Income taxes--Note 4:
  Current:
    Federal                         6,742,000      1,648,000        (153,000)
    State and local                   348,000        348,000         175,000
  Deferred                            781,000       (647,000)     (2,437,000)
				    7,871,000      1,349,000      (2,415,000)
INCOME/(LOSS) FROM CONTINUING
	OPERATIONS                  7,884,314      1,061,825      (5,821,742)

Discontinued operations -- Note 5:
  Income from operations, net of income
    taxes of $1,339,000 and $2,012,000             1,103,029       1,909,720
  Loss on disposition                             (3,171,240)
						  (2,068,211)      1,909,720

      NET INCOME/(LOSS)         $   7,884,314   $ (1,006,386)    $(3,912,022)

Earnings/(loss) per share--Note 1:
  Primary:
    Continuing operations             $ .75          $ .10           $(.55)
    Discontinued operations                           (.20)            .18
    Net income/(loss)                 $ .75          $(.10)          $(.37)
  Fully diluted:
    Continuing operations             $ .56          $ .10           $(.55)
    Discontinued operations                           (.20)            .18
    Net income/(loss)                 $ .56          $(.10)          $(.37)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1994, 1993 and 1992


					1994          1993         1992

Operating Activities -
Continuing Operations:
  Net income/(loss)                $ 7,884,314     $1,061,825   $(5,821,742)
  Adjustments to reconcile
    net income/(loss)
    to net cash provided by operating
    activities:
  Depreciation and amortization of
    property, plant and equipment    6,187,476      6,983,539     5,467,831
  Amortization of deferred
    compensation and deferred
    charges                          4,430,010      5,311,264     3,372,716
  Restructuring charge                              2,900,000     5,500,000
 (Gain) on sales of marketable
   securities                                        (455,558)     (919,603)
  Deferred income taxes                781,000       (647,000)   (2,437,000)
  Gain on sale of product line     (12,475,246)
  Other, net                        (1,533,353)    (2,844,800)   (2,377,905)

  Changes in operating assets and
    liabilities, net of effects from
    acquired companies:
       (Increase)in accounts
	 receivable                 (4,226,971)      (307,577)   (2,514,355)
       (Increase)/decrease in
	 inventory                  (7,151,651)    (3,631,870)    2,416,342
       Decrease in prepaid expenses    617,452        149,693     1,678,146
       Increase in accounts
	 payable, accrued expenses and
	 income taxes                  659,932      4,309,899     4,029,030
     NET CASH (USED IN)/PROVIDED
       BY OPERATING ACTIVITIES      (4,827,037) (1) 12,829,415     8,393,460
Investing Activities -
  Continuing Operations:
  Purchases of marketable
    securities                     (29,117,568)      (275,591)  (40,720,414)
  Proceeds from sale and
    collection of principal
    of marketable securities         3,331,488     23,595,522    41,770,674
  Purchases of property, plant
    and equipment                   (5,680,956)    (8,057,739)   (8,436,695)
  Acquisition of businesses           (473,788)   (56,019,777)
  Proceeds from sale of product
    line                            38,055,704
  Increase in net assets of
    product line sold               (1,265,892)
  Sale of business                                 32,917,500
  Dividend from discontinued
    operations                                                    2,637,864
    NET CASH PROVIDED BY/(USED IN)
      INVESTING ACTIVITIES           4,848,988     (7,840,085)   (4,748,571)











CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1994, 1993 and 1992


FINANCING ACTIVITIES - CONTINUING OPERATIONS

  Purchase of treasury stock    (1,850,000)
  Principal payments of
    long-term debt                              (35,497,348)    (2,486,335)
  Proceeds from long-term debt   2,355,091       36,578,345
  Other                            (56,745)      (2,400,459)
     NET CASH PROVIDED BY/
     (USED IN) FINANCING
     ACTIVITIES                    448,346       (1,319,462)    (2,486,335)
INCREASE IN CASH AND CASH
   EQUIVALENTS - CONTINUING
   OPERATIONS                      470,297        3,669,868      1,158,554
  Cash and cash equivalents at
    beginning of year -
    continuing operations        5,469,159        2,529,123      1,370,569
CASH AND CASH EQUIVALENTS AT
  END OF YEAR - CONTINUING
  OPERATIONS                    $5,939,456       $6,198,991 (2)    $2,529,123

Supplemental Information

    Cash paid during the year:     1994            1993            1992
      Interest                  $8,103,742      $9,769,319      $8,335,165
      Income taxes               5,129,630      $1,611,825       $ 968,499

(1) Net cash used in operating activities in 1994 is, large part, due to income taxes of approximately $6,000,000 related to the gain on sale of product line. Under FASB Statement No. 95, "Statement of Cash Flows", the pre-tax gain on sale of the product line was deducted in arriving at cash flow from operating activities but the related income taxes were not similarly treated.

(2) Includes $729,832 of cash and cash equivalents included in net assets of product line sold.

See notes to consolidated financial statements





















CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1994, 1993 and 1992



						  Common Stock
					 Issued                 In Treasury
				    Shares     Amount        Shares    Amount
						   In Thousands

Balance at July 31, 1991,
  as reported                        9,846     $2,462          291     $4,981
Restatement due to adoption
  of FASB 109
Balance at July 31, 1991,
  as restated                        9,846      2,462          291      4,981
Net (loss)
3% stock dividend                      279         70
Conversion of debentures                67         16
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Issuance of shares                                         (15)      (257)
    Amortization
Decrease in proportionate share of
  subsidiary's equity related to
  public offering of subsidiary's
  stock
Other
Reversal of unfunded pension
  losses
Balance at July 31, 1992            10,192      2,548          276      4,724
Net (loss)
3% stock dividend                      300         75
Conversion of debentures               100         25
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
Other
Increase in unfunded pension losses
Balance at July 31, 1993            10,592     $2,648          276     $4,724

Net income
3% stock dividend                      303         76
Conversion of debentures                 3          1
Purchase of treasury stock                                     200      1,850
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
Increase in unfunded pension losses

Balance at July 31, 1994            10,898     $2,725          476     $6,574

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1994, 1993, and 1992
				 Deferred
			       Compensation
				Under Stock
				Bonus Plan
			      and Employees'  Unfunded  Additional
			    Stock Ownership   Pension    Paid-In     Retained
				 Plan         Losses     Capital     Earnings
						 In Thousands

Balance at July 31,
  1991,as reported              $3,531          $217     $44,928     $21,430
Restatement due to
  adoption of FASB 109                                                 1,646
Balance at July 31, 1991,
  as restated                    3,531           217      44,928      19,784
Net (loss)                                                            (3,912)
3% stock dividend                                          1,849      (1,919)
Conversion of debentures                                     553
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Issuance of shares           1,070                       813
    Amortization                (1,512)
Decrease in proportionate
  share of subsidiary's
  equity related to
  public offering of
  subsidiary's stock                                      (4,406)
Other                                                        131
Reversal of unfunded
  pension losses                                 (67)
Balance at July 31, 1992         3,089           150      43,868      13,953
Net (loss)                                                            (1,006)
3% stock dividend                                          2,415      (2,490)
Conversion of debentures                                     825
Deferred compensation
  under stock bonus plan
  and employees' stock
  ownership plan:
    Amortization                  (862)
Other                                                        148
Increase in unfunded
  pension losses                                 275
Balance at July 31, 1993         2,227           425      47,256      10,457

Net income                                                             7,884
3% stock dividend                                          2,048      (2,123)
Conversion of debentures                                      19
Purchase of treasury stock
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                  (563)
Increase in unfunded
  pension losses                               1,341
Balance at July 31, 1994        $1,664        $1,766     $49,323     $16,218


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1994, 1993 and 1992

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for one subsidiary Jimbo's Jumbos, Incorporated ("JJI") as to which the Company owned 73% and which was sold in July 1993
(see Note 5). Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents:   The Company considers all highly liquid investments with
a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

    July 31,                        1994            1993

    Finished goods              $24,684,609     $24,657,182
    Raw materials                16,889,428       9,139,425
    Supplies                      3,969,011       4,588,790
				$45,543,048     $38,385,397

Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment are computed by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Pre-opening Costs: Retail restaurant and cafe pre-opening costs are charged to operations as incurred.

Excess of Cost over Net Assets Acquired: Excess of cost over net assets acquired is being amortized on a straight-line basis over periods of 40 and 15 years. Accumulated amortization amounted to $1,353,000 and $1,168,000 at July 31, 1994 and 1993, respectively.

Other Intangibles: Other intangibles consist principally of trademarks, covenants not to compete and customer lists. Such items are being amortized on a straight-line basis over periods of 40, 5 and 7.5 years, respectively.

Per Share Data: Primary per share data is based on the following weighted average number of common shares outstanding during each year retroactively adjusted for stock dividends:10,482,000 in 1994, 10,567,000 in 1993 and 10,490,000 in 1992.

Fully diluted per share data, assuming conversion of debentures, is based on 21,960,000 common shares outstanding for the year ended July 31, 1994. Assumed conversion of debentures would have had an anti-dilutive effect for the years ended July 31, 1993 and 1992.












NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 2--ACQUISITIONS


On March 11, 1994, the Company acquired for approximately $467,000 all the operating assets and liabilities of a company engaged in the commercial franchising and operation of drive-through food service establishments primarily engaged in the sale of gourmet coffee complimented by fresh bakery goods, sandwiches and ancillary products. The acquisition is being accounted for as a purchase. Based on a preliminary allocation of the purchase price, the excess of cost over net assets acquired (approximately $360,000) is being amortized over a period of 15 years using the straight-line method. The pro forma effects on the Company's operations as if this business had been acquired on August 1, 1992 are not material.

In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cains") and certain trademarks related to that business from Nestle' Beverage Company and an affiliate for approximately $52,000,000 in cash. Cain's business consists primarily of sales of coffee and related products to food service customers in parts of the Midwest and Southwest. In connection with the acquisition, which has been accounted for as a purchase transaction, the Company acquired assets with a fair value of approximately $55,750,000 (including trademarks, covenant not to compete and customer list of $20,900,000, included in other assets and deferred charges on the consolidated balance sheet at July 31, 1994) and assumed liabilities of approximately $3,750,000. The Company used the proceeds (approximately $20,500,000) from the sale of a substantial portion of its marketable securities to finance a portion of the purchase price and financed the remainder through additional borrowings from its banks.

In November 1992, the Company acquired a controlling interest in a partnership which owns Dana Brown Private Brands, Inc., a company which markets and sells coffee and tea products, servicing food retailers and distributors located primarily in the Midwest. The purchase price was $2,000,000, plus approximately $2,500,000 for the cost of inventory. The pro forma effects on the Company's operations as if this business had been acquired on August 1, 1991 are not material.

The following pro forma unaudited results of operations assume the acquisition of Cain's occurred at the beginning of fiscal 1992 and gives effect to certain adjustments, including depreciation of property, plant and equipment, amortization of intangibles and interest expense, resulting from the acquisition and related financing. Amounts for 1992 and 1993 include the pre-acquisition results of operations for Cain's for the year ended
June 30, 1992 and the four months ended October 31, 1992.


Year Ended July 31 (in thousands, except per share)       1993         1992
Net sales                                              $275,000     $269,325
Income/(loss) from continuing operations                  1,269       (4,323)
Income/(loss) from continuing operations per share          .12         (.41)
Net (loss)                                                 (799)      (2,413)
Net (loss) per share                                       (.08)        (.23)











NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 3--LONG TERM DEBT

Long-term debt consists of the following:
						     July 31
					   1994                1993

7% Convertible senior subordinated
debentures due 2012                   $ 51,693,000        $ 51,713,000
8% Convertible subordinated
  debentures due 2006                   43,268,000          43,268,000
Revolving credit and term loan          15,466,265          13,111,174
				      $110,427,265        $108,092,174

The 7% and 8% debentures require annual sinking fund payments of $3,000,000 and $3,750,000, respectively, which after giving effect to previous conversions and redemptions, commence April 1, 2000 and September 15, 1998, respectively. The debentures are convertible at the option of the debenture holders into shares of the Company's common stock at a price of $8.48 per share and $8.04 per share, respectively (subject to adjustment).

During the years ended July 31,1993 and 1992, $437,000 and $437,000 of 8% debentures were converted into 51,000 and 50,000 shares of common stock, respectively. During the years ended July 31,1994, 1993 and 1992, $20,000, $438,000 and $150,000 of 7% debentures were converted into 2,000, 49,000 and 17,000 shares of common stock, respectively. As of July 31, 1994, approximately 11,477,000 common shares are reserved for issuance upon conversion of debentures

Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with National Westminster Bank USA and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding at any time may not exceed $40,000,000. Interest (7.25% at July 31, 1994) on all such loans is equal to the prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at July 31, 1994) are to be repaid in December 1997. Outstanding loans under the revolving credit agreements are to be repaid in December 1997. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined.

The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and requires repayment of outstanding loans with excess cash flow, as defined.

As of July 31, 1994, long-term debt matures as follows: $16,234,265 (year ending July 31, 1998), $3,750,000 (year ending July 31, 1999)and $90,443,000 thereafter.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 4--INCOME TAXES

The provision for income taxes for continuing operations differs from the expected Federal income tax for the reasons shown in the following table:

					    1994        1993          1992
  Federal income tax provision/(credit)
    expected at the statutory rate      $5,514,360  $  819,681   $(2,800,492)
  Effect on Federal income tax of:
    Difference between tax and
       book basis of product line sold   1,721,214
    State and local income taxes,
       net of Federal income tax
       benefit                             226,200     229,680       115,500
    Amortization of excess of cost over
	net assets acquired                 88,200     178,160       178,160
    Other                                  321,026     121,479        91,832

					$7,871,000  $1,349,000   $(2,415,000)

Deferred tax liabilities and assets in thousands are comprised of the following at July 31,
							1994          1993
   Net deferred non-current tax liabilities:
     Net difference between tax and book basis
	of property, plant and equipment              $6,216         $6,465
     Unfunded pension liabilities                       (931)
     Compensation under stock bonus plan and
       employees' stock ownership plan                  (358)          (329)
     Restructuring charges                                           (1,990)
     Other                                              (485)          (268)
						      $4,442         $3,878
    Net deferred current tax assets:
      Restructuring charges                           $1,767
      Net difference between tax and book
	 basis of inventory                              410         $  410
      Officers' termination benefits                     211            299
      Allowance for doubtful accounts and discounts      400            400
      Other                                             (166)           424
      Accrued cash bonus                                                233

						       $2,622        $1,766

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" ("FASB 109"). The Company adopted the new method of accounting for income taxes in the first quarter of its fiscal year ended July 31, 1994 and restated its fiscal 1993, 1992, 1991 and 1990 financial statements. The effect of adopting FASB 109 was to increase income from continuing operations by $147,000 in 1993 and 1992 and $12,000 in 1991 and 1990. The cumulative effect of adopting FASB 109 as of July 31, 1990, decreased the beginning balance of retained earning by $1,670,000.

Under FASB 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FASB 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 5--DISCONTINUED OPERATIONS


In April 1993, the Company and Jimbo's Jumbos, Incorporated ("JJI") entered into an agreement and plan of merger to merge JJI with and into JJJ Acquisition Corp. (a company controlled by John W. Kluge and his affiliates). Pursuant to the merger, which was consummated on July 8, 1993, the Company, as well as all other stockholders of JJI, received $6.93 per share for each share owned. The proceeds ($32,917,500) were used to reduce outstanding bank debt incurred for the acquisition of Cain's (see Note 2). A loss of $3,171,000 was incurred in connection with the sale and was charged to discontinued operations for the year ended July 31, 1993. The business of JJI consisted primarily of (1) shelling farmers' stock peanuts into commercial and seed grades of raw peanuts for sale to commercial processors of peanuts, seed dealers and farmers and (2) processing and packaging of in-shell peanuts and nuts, and shelled peanuts and nuts, for sale to supermarkets.

The Company restated its financial statements to present the operating results of JJI as a discontinued operation.

Operating profits from discontinued operations were as follows:
						      1993            1992
Net sales                                         $45,722,099     $55,033,125
Costs and expenses:
  Cost of sales                                    37,240,237      43,187,627
  Selling, general and administrative expenses      5,413,440       7,363,184
						   42,653,677      50,550,811
Operating profit                                  $ 3,068,422     $ 4,482,314



On December 13, 1991, JJI, a then wholly owned subsidiary, completed an initial public offering of 1,500,000 of its common shares at $6 a share.
The transaction, together with 250,000 restricted common shares issued by JJI to its executive officers, reduced the Company's ownership interest to 73%. JJI realized net cash proceeds of approximately $8,000,000 from sale of shares, after underwriting discounts and commissions and expenses of the offering. The sales resulted in a decrease of $4,406,000 in the Company's proportionate share of JJI's equity, which amount was charged to additional paid-in capital.

















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 6--PRODUCT LINE SOLD


In October 1993, the Company and Gourmet Coffees of America ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Hillside's business consisted of roasting, packing, distributing and marketing specialty coffee to supermarkets. Pursuant to the agreement which was consummated on November 19, 1993, the Company received (a) $38,500,000 and (b) shares of stock representing approximately one-half of one percent of
the equity of GCA.   The net assets and liabilities of Hillside were
reflected as a current asset at July 31, 1993 reflecting the intended use of proceeds as short-term investments. The Company recorded an approximate $6,200,000 after tax gain upon consummation of the sale. The operating profits of Hillside, before intercompany management charges, for the period August 1, 1993 to November 19, 1993 and fiscal 1993 and 1992 included in the results of operations are as follows:

			     Period From
			     August 1, 1993 to       July 31,        July 31,
			     November 19, 1993          1993            1992
Net sales                        $9,556,000      $ 27,720,163    $ 25,594,869
Costs and expenses:
  Cost of sales                   4,089,000        10,974,986     11,624,256
  Selling, general and
    administrative expenses       3,288,000        11,240,716      9,418,619
				  7,377,000        22,215,702      21,042,875
Operating profit                 $2,179,000      $  5,504,461    $  4,551,994

NOTE 7 -- LEASES

The Company and subsidiaries lease manufacturing plants, warehouses, office space and restaurant locations and related premises. Leases which provide for payment of property taxes, utilities and certain other expenses, expire on various dates through 2009 and contain renewal options. As of July 31, 1994, the Company's obligation for future minimum rental payments, assuming the exercise of renewal options, aggregated $16,575,000. Payments required in the following five fiscal years amount to $4,188,000 (1995), $3,560,000
(1996), $2,058,000 (1997), $1,607,000 (1998) and $1,352,000 (1999).   Rental
expense charged to continuing operations under operating leases for the years ended July 31, 1994, 1993 and 1992 was $4,496,000, $1,797,000 and $2,517,000,
respectively.

As of July 31, 1994, future minimum rental payments due from tenants under sub-leases of retail facilities and related premises aggregated $12,659,000. Amounts receivable in the following five fiscal years amount to $1,870,000
(1995), $1,621,000 (1996), $1,403,000 (1997), $1,395,000 (1998) and
$1,326,000 (1999).



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 8 -- STOCKHOLDERS' EQUITY

A non-contributory employee stock ownership plan ("ESOP") has been established to acquire shares of the Company's common stock for the benefit of all eligible employees. The Company has made loans to the ESOP to be repaid in equal annual installments over 8 years with interest primarily at 9% and 10%. Deferred compensation equal to the loans has been recorded as a reduction of stockholders' equity representing the Company's prepayment of future compensation expense. As the Company makes annual contributions to the ESOP, these contributions will be used to repay the loans to the Company, together with accrued interest. As the loans are repaid, common stock is allocated to ESOP participants and deferred compensation is reduced by the amount of the principal payment on the loans.

The Company has a Warrant Dividend Plan which provides for distribution to shareholders of a right to purchase one share of the Company's common stock currently for $24.85 (subject to anti-dilution adjustments) as a dividend on each of the Company's outstanding common shares. These rights are not currently exercisable and will only become exercisable upon the happening of certain events. Under certain circumstances, the rights entitle the holders to receive, upon payment of the then current exercise price of the right, that number of shares of Company common stock having a market value of two times the then current exercise price of the right. The rights will expire on December 30, 1997 and are redeemable at $.05 per right at any time prior to the occurrence of certain events.

The Company's incentive compensation plan provides, among other things, for incentive or non-qualified stock options, stock appreciation rights, performance units, restricted stock and incentive bonus awards. During the year ended July 31, 1994, non-qualified stock options for the purchase of 109,000 shares, at a price of $8.50 per share, were granted to key executives under the plan. At July 31, 1994, there were outstanding options for the aforementioned shares. On August 29, 1994, a non qualified stock option for the purchase of 250,000 shares, at a price of $5.75 per share, was granted to the Chief Executive Officer under the plan. Approximately 26,000 of such shares are subject to stockholder approval. Options granted are exercisable at the fair market value at date of grant and, subject to termination of employment, expire ten years from the date of grant, are non-transferable other than on death, and are exercisable in three equal annual installments commencing three years from date of grant.

Under the incentive compensation plan, as of July 31, 1994, 63,000 common shares are outstanding which were issued to key executives in 1987 and 1988. These shares are subject to restricted stock agreements which provide that the shares will vest ratably over periods through 2001. Such shares are subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. The fair value of the shares on the dates of issuance is being charged to operations as compensation during the period the restrictions remain in effect. At July 31, 1994, 224,000 shares were available under the plan.











NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 9--PENSION PLANS

The Company has non-contributory defined benefit pension plans covering all employees who have completed one year of service, have attained age twenty and one-half and are not covered by union-sponsored plans. The benefits are based on years of service and the employee's compensation during the last 60 months of employment. The pension plans are funded to accumulate sufficient assets to provide for accrued benefits. In addition, contributions are made to multi-employer plans which provide defined benefits to union employees.

A summary of the components of net periodic pension cost for the defined benefit plans for the three years ended July 31, 1994 and total contributions charged to pension expense for the union-sponsored plans follows (in thousands):

							1994    1993    1992

      Service cost-benefits earned
	during the year                               $1,471   $1,058  $  897
      Interest cost on projected benefit
	obligation                                     1,782    1,599   1,580
      Actual return on plan assets                    (1,654)  (1,600) (1,575)
      Net amortization and deferral                      156       (4)    (29)
      NET PENSION COST OF DEFINED PLANS                1,755    1,053     873
      UNION-SPONSORED PLANS                              422      505   1,397

      TOTAL PENSION EXPENSE                           $2,177   $1,558  $2,270






























NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 9--PENSION PLANS--Continued

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet at July 31, for the defined benefit pension plans (in thousands):
					 1994           1993
					 Plans          Plan          Plans
					 Whose          Whose         Whose
				     Accumulated  Assets Exceed   Accumulated
				       Benefits     Accumulated     Benefits
				    Exceed Assets    Benefits    Exceed Assets
Actuarial present value of
 benefit obligations:

 Vested benefit obligation              $(21,780)     $( 174)     $(19,991)
 Accumulated benefit
  obligation                            $(22,124)     $( 174)     $(20,363)
 Projected benefit
  obligation                            $(24,320)     $( 174)     $(21,933)

 Plan assets, consisting
  primarily of U.S. treasury
  notes, other U.S. agency
  issues, guaranteed insurance
  contracts and corporate obli-
  gations, at fair value                  20,202         291        19,178

Projected benefit obligation
 (in excess of)/less than plan
  assets                                  (4,118)        117        (2,755)
Unrecognized prior service cost              395                       449
Unrecognized net loss                      5,884          36         4,537
Unrecognized net asset at
 August 1, 1987;
 net of amortization                        (745)        (75)         (757)

Adjustment required to recognize
 minimum liability                        (3,338)
Net pension (liability) asset
 recognized in the consolidated
 balance sheet                          $ (1,922)    $    78       $ 1,474

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.25% and 4%, respectively, at July 31, 1994 and 1993. The expected long-term rate of return on plan assets was 8.5%, 8.5% and 9% in 1994, 1993 and 1992, respectively.

Provisions of FASB Statement No. 87 (the Statement) require the Company, under certain circumstances, to record a minimum pension liability relating to unfunded accumulated benefit obligations, establish an intangible asset relating thereto and reduce stockholders' equity, net of future tax benefits. At July 31, 1994, this minimum pension liability was remeasured, as required by the Statement. As a result, the minimum pension liability was adjusted to $1,922,000; the related intangible asset was adjusted to $395,000; and the amount by which stockholders' equity had been reduced was adjusted to $1,766,000 (net of applicable deferred income taxes of $1,177,000 in 1994). The minimum pension liability at July 31, 1994 arises from an increase in pension fund liabilities due to the inclusion of Cain's employees in the Plan effective January 1, 1994 (see Note 2) and unrecognized net losses in periodic pension cost due to experience losses, Plan amendments, changes in actuarial assumptions regarding assumed returns on pension fund assets and related discounts of accumulated benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of continuing operations for the years ended July 31, 1994 and 1993:

						  Fiscal 1994
					      Three Months Ended
				 October 31   January 31    April 30    July 31
				  (Thousands of Dollars Except Per Share Data)

Net sales                         $70,936      $62,108      $61,467    $69,127

Gross profit                      $25,505      $20,662      $20,160    $21,647

    INCOME/(LOSS) FROM CONTINUING
	OPERATIONS                $   506      $ 7,244(1)   $  (270)   $   404

Per share:
  Primary                         $   .05      $   .69(1)   $  (.03)   $   .04

  Fully diluted                   $   .05      $   .39      $  (.03)   $   .04


					     Fiscal 1993
					  Three Months Ended
			    October 31    January 31    April 30   July 31
			    (Thousands of Dollars Except Per Share Data)

Net sales                    $50,373      $65,726      $67,668    $67,874

Gross profit                 $17,479      $24,395      $25,766    $26,795

    INCOME/(LOSS) FROM CONTINUING
	OPERATIONS           $   705      $ 1,621      $   488    $(1,752) (2)

Per share:
  Primary                    $   .07      $   .16      $   .05    $  (.18) (2)

  Fully diluted              $   .07      $   .12      $   .05    $  (.18) (2)


(1) Includes gain on sale of Hillside Coffee of California, Inc. of $7,068,000 ($.67 per share). See Note 6.

(2) Includes restructuring charge of $2,232,000 ($.21 per share) and officers' termination benefits of $507,000 ($.05 per share), each net of income tax benefit. See Notes 11(c) and (d).












NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 11--OTHER ITEMS

a. Receivables other than trade at July 31, 1994 and 1993 amount to $3,242,000 and $964,000, respectively. See Note 11(c).

b.  Other assets and deferred charges consist of (in thousands):

    July 31,                                              1994           1993

Deferred financing costs (1)                           $ 4,065        $ 4,665
Non-compete agreements                                   6,170          7,862
Trademarks                                               4,793          4,923
Customer lists                                           6,972          8,126
Real estate and equipment held for rental, at
  cost net of accumulated depreciation and
  amortization of $1,654 and $1,628                        617            643
Other                                                    6,750          4,821
						       $29,367        $31,040

(1) Being amortized over the terms of the related indebtedness (see Note 3).

c. The Company recorded a charge in the fourth quarter of fiscal 1993 and 1992 of $3,598,000 and $5,500,000, respectively, to provide for the estimated cost of consolidating and closing certain production facilities. Such charge consists primarily in fiscal 1993 of accrued expenses (of which $2,100,000 is included in current liabilities at July 31, 1993 and $800,000, in addition to the amount provided in fiscal 1992, is included in other non-current liabilities at such date) and in fiscal 1992 of a loss of $3,272,000 on the write-down of machinery and equipment and certain other assets and accrued expenses of $2,228,000 (included in other non current liabilities at July 31, 1992) related to closing such facilities. The Company expects the restructuring to be completed during fiscal 1995. The after tax charge for such restructuring was $2,232,000 ($.21 per share) in fiscal 1993 and $3,630,000 ($.35 per share) in fiscal 1992. As of July 31, 1994, the balance of these accrued expenses is included in current liabilities in the amount of $4,726,000.

In connection with closing a business and termination of a pension plan the Company has recorded a liability for an underfunded pension plan of approximately $1,500,000 and a similar amount receivable from the previous owner of such business pursuant to the acquisition agreement. The previous owner of the business is contesting the liability to the Company. The Company, based upon its interpretation of the acquisition agreement, believes the previous owner of the business is responsible for an amount approximating the underfunded pension liability and has commenced litigation seeking such amount.

d. In August 1993 and July 1992, respectively, Joseph Breslin and Dr. Leon Pordy, then Chairman of the Board and Chief Executive Officer terminated their employment with the Company. In connection therewith, $818,000 and $1,974,000, respectively, was charged to operations in the fourth quarter of fiscal 1993 and 1992 for compensation benefits (including 5,714 and 200,000 restricted shares of the Company's common stock which became subject to accelerated vesting) to which Joseph Breslin and Dr. Pordy were entitled as a result of their terminations. The after-tax charge for such benefits was $507,000 ($.05 per share) and $1,303,000 ($.12 per share), respectively.







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 11--OTHER ITEMS--Continued


e. In December 1990, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FASB 106") which was adopted in fiscal 1994. The Company does not provide postretirement benefits other than pensions to its employees and, accordingly, FASB 106 does not have a material effect on the Company's financial condition or results of operations.

f. The Company believes that the fair value of its 7% and 8% convertible subordinated debentures approximates $42,905,000 and $40,239,000, respectively, as indicated by the public trading prices of such debt.

g. In fiscal 1994, other income includes $700,000 from the sale of the Company's private label tea and drink mix business.

NOTE 12 -- INDUSTRY SEGMENT INFORMATION

The Company's financial information by industry segment for 1994, 1993 and 1992 may be found on page 40 and is incorporated herein.


























SELECTED FINANCIAL DATA (1)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

					  YEAR ENDED JULY 31
			1994        1993        1992         1991        1990
		       (Dollar Amounts in Thousands, Except Per Share Amounts)

Net sales            $263,638    $251,641    $203,640     $200,037    $196,393
Income/(loss) from
  continuing
  operations            7,884       1,062      (5,822)       1,380       1,173
Working capital        81,738      72,022      45,027(2)    44,947(2)   70,482
Working capital ratio 3.6 to 1    3.8 to 1    3.2 to 1     3.9 to 1    4.7 to 1
Total assets          208,807     195,304     184,648      183,260     170,896
Long-term debt        110,427     108,092     107,053      108,862     106,097
Stockholders' equity   58,262      52,985      52,406       58,445      43,352
Per common share (3):
 Income/(loss) from
   continuing
   operations             .75         .10        (.55)         .15         .13
 Stock dividends
   declared                3%          3%          3%           3%          3%
 Stockholders' equity    5.59        4.99        4.98         5.60        4.59


(1) Restated to reflect discontinued operations (see Note 5 of notes to consolidated financial statements).

(2) Does not include $23,053 in 1992 and $23,184 in 1991 of marketable securities classified as non current.

(3) Per share data has been retroactively adjusted for a 3% stock dividend in July of each year.




























MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

On October 8, 1993, the Company and Gourmet Coffees of America, Inc. ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993, the Company received (a) $38,500,000 in cash and (b) 75,000 shares of stock representing approximately one-half of one percent of the equity of GCA. A pre-tax gain of approximately $12,475,000 was recorded on the sale and approximately $25,000,000 of the proceeds have been invested in short term marketable securities. Hillside's business consisted of roasting, packing, distributing and marketing specialty coffee to supermarkets.

In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cains") and certain trademarks related to that business from Nestle' Beverage Co. and an affiliate for $52,000,000 in cash. The business of Cains consists primarily of sales of coffee and related products to Foodservice customers in parts of the Midwest and Southwest.

In November 1992, the Company acquired a controlling interest in a partnership which owns Dana Brown Private Brands, Inc. ("Dana Brown"), a company which markets and sells coffee and tea products, servicing food retailers and distributors located primarily in the Midwest. The purchase price was $2,000,000, plus approximately $2,500,000 for the cost of inventory.

In July 1993, the Company consummated the sale of its interest in Jimbo's Jumbos, Incorporated ("JJI"). The Company has presented the operating results of JJI as a discontinued operation in the consolidated financial statements for the two years ended July 31, 1993.

The discussion and analysis that follows relates solely to continuing operations of the Company, including those of specialty coffee (see Note 6 of notes to consolidated financial statements).

Net sales increased $11,997,000 or 4.8% for the year ended July 31, 1994, compared to the prior year. The increase in net sales was primarily due to sales of Cains and Dana Brown (both acquired in the second quarter of the prior fiscal year)and increased selling prices on operations included in both the current and prior year, partially offset by the loss of sales from Hillside (due to its disposition) and reduced coffee pounds sold in operations included in both the current and the prior year. Cain's and Dana Brown were accounted for as purchases, and, therefore, were not included prior to their respective dates of acquisition.

Operating profits from food products were $10,389,000, a decrease of 35% for the year ended July 31, 1994, compared to $15,948,000 for the prior year before deducting restructuring charges and officer's termination benefits. The decrease in operating profits resulted primarily from decreased gross margins in operations included in both the current and prior year and reduced operating profits from Hillside (due to its disposition), partially offset by the operations of Cain's (included for the entire period for the current year) and reduced selling, general and adminstrative expenses for operations included in both the current and prior year. The reduced gross margins were attributable to the inability to increase selling prices (due to competition) commensurate with the increased costs of coffee and a decrease in coffee pounds sold. Selling, general and administrative expenses decreased due to reduced advertising, brokerage and payroll costs.

Income from continuing operations was $7,884,000 or $.75 per share, compared to $1,062,000 or $.10 per share for the prior year. The difference was primarily due to the gain on sale of Hillside Coffee of California, Inc. (the Company's specialty coffee product line) in fiscal 1994 of $6,224,000 after tax effect or $.59 per share, the restructuring charges and officer's termination benefits in fiscal 1993 aggregating $2,737,000 after tax effect or $.27 per share and reduced interest expense, partially offset by decreased operating profits from food products and reduced income taxes on the income excluding the gain on sale in fiscal 1994 and the aforementioned unusual charges in fiscal 1993.

Net sales increased $48,001,000 or 24% for the year ended July 31, 1993 compared to the prior year. The increase in net sales was due to the business of Cains and Dana Brown (which generated net sales of $51,014,000 in the year ended July 31, 1993) and increased coffee pounds sold, partially offset by a decrease in the average selling price of coffee.

For the year ended July 31, 1993, operating profits from food products, before deducting restructuring charges and officer's termination benefits, were $15,948,000 or an increase of 176% from the prior year. The increases resulted primarily from increased gross margins, partially offset by increases in selling, general and administrative expenses for operations included in both fiscal 1993 and 1992, and the operations of Cain's and Dana Brown. Increased gross margins were due to an increase in coffee pounds sold and a decrease in average cost of green coffee greater than the decrease in the average selling price of coffee. Selling, general and administrative expenses increased primarily due to greater advertising, promotion, coupon and delivery costs, partially offset by decreased compensation costs and professional fees.

The Company has provided in 1993 for the estimated cost ($3,598,000) of consolidating and closing certain production facilities. The charges consist primarily of accrued expenses and a loss on the write down of certain assets related to the restructing. Operations have also been charged for compensation benefits ($818,000) relating to the termination of employment of the Company's former Chairman of the Board and Chief Executive Officer.

Income from continuing operations was $1,062,000 or $.10 per share for the year ended July 31, 1993 compared to a loss of ($5,822,000) or ($.55) per share for the prior year. The primary reasons for the difference are the increased operating profits from food products operations, partially offset by increased interest expense and reduced investment income, as well as the loss from real estate operations in fiscal 1992 and the provision for income taxes in fiscal 1993 versus the income tax credit in fiscal 1992.

In recent years, inflation has been relatively low and has not had a significant impact on the Company's sales or profitability. The effect of specific price inflation on inventory and related cost of sales is generally not significant because of rapid inventory turnover for coffee.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1994, working capital was approximately $81,738,000 and the ratio of current assets to current liabilities was 3.6 to 1.

As of July 31, 1994, the Company had unused borrowing capacity of approximately $24 million under its credit facilities of $40 million with National Westminster Bank USA and Chemical Bank (see Note 3 of notes to consolidated financial statements).

The Company received proceeds from the sale of Hillside, after applicable income taxes, of approximately $30,000,000 (see Note 6 of notes to consolidated financial statements) which will be used for working capital, expansion of the Retail Restaurant and Cafe division and other business purposes.

The Company believes that its cash flow from operations and its amended and restated revolving credit and term loan agreements with its banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

The Company does not have any material commitments for capital expenditures or environmental matters.

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
COMMON SHARE PRICES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CHF. The Company has approximately 14,000 shareholders of record as of October 15, 1994.

					  1994                   1993

				       High   Low            High     Low

    1st Quarter                       9 5/8     7 1/8            7 7/8   6 3/4
    2nd Quarter                      10 1/4     7 1/2            10 1/4  6 3/4
    3rd Quarter                       8 3/8     6 7/8            10      8 3/8
    4th Quarter                       7 3/8     5 5/8            9 3/4   7 3/4

The Company distributed a 3% stock dividend on July 29, 1994 and July 30, 1993.

Pursuant to certain provisions of a revolving credit and term loan agreement, the Company may not declare or pay any dividend (except for stock dividends).












SEGMENT INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

					    Year Ended July 31
				   1994               1993           1992
					   (Amounts in Thousands)

Net sales - food products       $263,638          $ 251,641       $203,640

Rental revenues                 $  2,060          $   1,876       $  1,205

Operating profit/(loss):
    Food products               $ 10,389          $  11,532(1)    $ (1,688)(1)
    Real estate                      317                 (9)          (783)
    Eliminations                    (266)              (200)          (419)
				$ 10,440          $  11,323       $ (2,890)

Identifiable assets:
    Food products               $153,751          $ 170,287       $105,692
    Real estate                    9,913              7,356          7,268
    Corporate                     45,143             17,661         71,688
				$208,807          $ 195,304       $184,648

Depreciation and amortization:
    Food products               $  6,077          $   6,901       $  5,377
    Real estate                       56                 24             34
    Corporate                         55                 59             57
				$  6,188          $   6,984       $  5,468

Capital expenditures:
    Food products               $  5,643          $   7,887       $  8,397
    Corporate                         38                171             40
				$  5,681          $   8,058       $  8,437



(1) Includes restructuring charge in fiscal 1993 and 1992, respectively, of $3,598,000 and $5,500,000 and officer's termination benefits in fiscal 1993 and 1992, respectively, of $818,000 and $1,974,000.

The food products segment is engaged in the (a) roasting, packing and marketing of regular, instant, decaffeinated and specialty coffees and (b) packing and marketing of regular and decaffeinated tea for sale to retail, Foodservice and private label customers. Additionally, other related food products are marketed and sold to Foodservice customers. See Notes 5 and 6. Operations of real estate represent rental and other income principally from the Company's former restaurant facilities.

All of the Company's operations are located in the United States. Export sales are not significant.

Identifiable assets under the caption "Corporate" include cash and cash equivalents, investments in marketable securities and short-term investments of $31,726,000 (1994), $5,469,000 (1993) and $25,883,000 (1992).






Item 14 (d)

CHOCK FULL O'NUTS CORPORATION AND SUBISIDIARIES
SCHEDULE 1 -- MARKETABLE SECURITIES


Column A                Column B        Column C       Column D      Column E
Issuer and Title                                                      Balance
of Each Issue          Principal                        Market        Sheet
			Amount          Cost            Value         Amount
Year Ended July 31, 1994:

U.S. Government and
  U.S. Government agency
  Obligations        $18,534,000    $18,548,374      $18,499,552  $18,548,374

Toyota Mtr Cr Corp     5,000,000      5,035,816        5,018,150    5,035,816
Quebec Prov CDA Deb    1,000,000      1,011,288        1,007,260    1,011,288
Corporate Bonds
  and other              276,000        190,602          124,152      190,602
Commercial Paper       1,000,000      1,000,000        1,000,000    1,000,000
		     $25,810,000    $25,786,080      $25,649,114  $25,786,080

Item 14 (d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

Column A           Column B     Column C       Column D            Column E
		   Balance at               (1)       (2)        (1)      (2)
		  Beginning of             Amounts   Amounts              Not
Name of Debtor     Period      Additions  Collected Written Off Current Current


Year ended
 July 31, 1994:
 Amount receivable
  Dennis Duke      $28,655                 $28,655

Year ended
 July 31, 1993:
 Amount receivable
  Dennis Duke     $130,233                $101,578             $ 28,655

Year ended
 July 31, 1992:
 Amount receivable
  Dennis Duke     $220,233                $ 90,000             $130,233

































Item 14(d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

  Column A           Column B     Column C   Column D    Column E   Column F
		    Balance at                         Other Changes Balance
		    Beginning   Additions at                Add      at End
Classification      of Period      Cost     Retirements  (Deduct)   of Period

Year Ended July 31, 1994:

Land              $ 3,754,639                                       $3,754,639
Buildings and
  improvements     18,241,851    $207,373               $202,855 (e) 18,652,079
Leaseholds and lease-                                      6,931 (f)
  hold improvements   842,011     823,873     $12,489    135,000 (a)  1,795,326
  Machinery and equip-                                    30,000 (a)
    ment           68,259,875   4,649,710     133,268   (202,855)(e) 72,603,462
		  $91,098,376  $5,680,956    $145,757   $171,931    $96,805,506

 Year Ended July 31, 1993:

Land              $ 3,419,639                         $  335,000 (b) $3,754,639
  Buildings and                                        1,965,000 (b)
    improvements   15,283,858    $368,322(b)             624,671 (e) 18,241,851
Leaseholds and                                           194,000 (b)
    leasehold                                            (59,844)(e)
    improvements    1,026,443     750,884(b) $ 33,254 (1,036,218)(g)    842,011
  Machinery                                           18,028,541 (b)
    and                                               (9,893,939)(g)
    equipment      55,012,991   6,938,533(b) 1,261,424  (564,827)(e) 68,259,875

		  $74,742,931  $8,057,739   $1,294,678 $9,592,384   $91,098,376

 Year Ended July 31, 1992:

Land              $ 3,119,639   $ 300,000                          $  3,419,639
Buildings and
  improvements   13,066,097   2,242,342(b)  $ 24,581                 15,283,858
Leaseholds and lease-
  hold
  improvements    1,013,434      13,009                               1,026,443
Machinery and equip-                                   $   9,348 (f)
  ment           44,835,129   5,920,116(b)   132,602   4,381,000 (d) 55,012,991

		$62,034,299  $8,475,467     $157,183  $4,390,348    $74,742,931

(a)     Acquisition of drive - through food service establishments.
(b)     Acquisition of Cain's Coffee Company, Inc.
(c)     Principally additions to coffee manufacturing plants.
(d) Acquisition of Hillside Coffee of California, Inc., including in 1992 final allocation purchase price.
(e)     Reclassifications.
(f)     Reclassification from/(to) Other Assets.
(g)     Reclassification to net assets of product line held for sale.

Depreciation and amortization are based on the following estimated useful lives:
							    Life Years
   Buildings and improvements                                 33 to 40
   Leaseholds and leasehold improvements                      15 to 50
   Machinery and equipment                                     5 to 20

Item 14 (d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
	      OF PROPERTY PLANT AND EQUIPMENT

Column A          Column B     Column C     Column D   Column E      Column F
		 Balance at                          Other Changes    Balance
		 Beginning   Additions at                Add         at End
Classification   of Period       Cost     Retirements  (Deduct)     of Period

Year Ended July 31, 1994:

Buildings and
  improvements  $ 3,529,865   $605,249                             $ 4,135,114
Leaseholds and
  lease-hold
  improvements      248,066     93,017     $12,489      $2,225 (b)     330,819
Machinery and
  equipment      31,724,769  5,489,210     169,140                  37,044,839
		$35,502,700 $6,187,476    $181,629      $2,225     $41,510,772

Year Ended July 31, 1993:

Buildings and
  improvements  $ 2,964,120 $  565,745                              $3,529,865
Leaseholds and
  lease-                                             $ (20,471)(d)
  hold
  improvements      210,207    120,800    $ 31,495     (30,975)(a)     248,066
Machinery and equip-                                    30,975 (a)
    ment         28,971,199  6,296,994     945,680  (2,628,719)(d)  31,724,769

		$32,145,526 $6,983,539    $977,175 $(2,649,190)    $35,502,700

Year Ended July 31, 1992:

Buildings and
  improvements  $ 2,475,510  $ 488,610                              $2,964,120
Leaseholds and
  lease-hold
  improvements      139,877     67,077                  $3,253 (a)     210,207
Machinery                                                4,671 (b)
  and                                                   (3,253)(a)
  equipment      21,460,308  4,877,884   $118,411    2,750,000 (c)  28,971,199
		$24,075,695 $5,433,571   $118,411   $2,754,671     $32,145,526

(a)  Reclassifications.
(b)  Reclassifications from/(to) Other Assets.
(c) Write-down of machinery and equipment included in restructuring charge (see Note 11(c) of notes to consolidated financial statements).
(d)  Reclassification to net assets of product line held for sale.










Item 14(d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

Column A          Column B        Column C        Column D           Column E
				 Additions
		  Balance at     Charged to                          Balance
		  Beginning      Costs and                           at End
Description       of Period      Expenses     Other   Deductions(1)  of Period

Year ended July 31, 1994:
 Allowance for
 doubtful accounts
 and discounts   $1,081,000   $1,940,779    $24,664    $2,118,443     $928,000


Year ended July 31, 1993:
 Allowance for
 doubtful accounts
 and discounts   $1,043,000   $1,787,000   $142,000(2) $1,891,000   $1,081,000

Year ended July 31, 1992:
 Allowance for
 doubtful accounts
 and discounts   $1,088,000   $4,288,000                $4,333,000  $1,043,000





(1) Discounts taken by customers and uncollectible accounts written-off, net of recoveries.

(2) Net addition due to acquisition of Cain's Coffee Co. and reclassification to net assets held for sale.



























Item 14(d)

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

	Column A                                           Column B

							   Charged to
							   Costs and
	 Item                                              Expenses

Year ended July 31, 1994:
Advertising                                                $4,099,533

Depreciation and amortization of
 intangible assets                                         $3,159,448

Maintenance and repairs                                    $3,100,763

Year ended July 31, 1993:
Advertising                                                $5,361,972

Depreciation and amortization
  of intangible assets                                     $4,544,096

Maintenance and repairs                                    $2,662,914

Year ended July 31, 1992:
Advertising                                                $2,717,467

Depreciation and amortization
  of intangible assets                                     $2,770,988



Items not presented are either not applicable or less than 1% of net sales.
























EXHIBIT 11 - STATMENT RE: COMPUTATION OF PER SHARE EARNINGS

						YEAR ENDED JULY 31,
				  1994              1993               1994
					   (AMOUNTS IN THOUSANDS,
						EXCEPT PER SHARE DATA)
PRIMARY
  AVERAGE SHARES OUTSTANDING     10,482            10,567             10,490
  INCOME/(LOSS) FROM CONTINUING
  OPERATIONS                     $7,884            $1,062            ($5,822)
  NET INCOME/(LOSS)              $7,884           ($1,006)           ($3,912)
  PER SHARE AMOUNTS:
  INCOME/(LOSS) FROM CONTINUING
  OPERATIONS                      $0.75             $0.10             ($0.56)
  NET INCOME/(LOSS)               $0.75            ($0.10)            ($0.37)

FULLY DILUTED
  AVERAGE SHARES OUTSTANDING     10,482            10,567             10,490
  ASSUMED CONVERSION OF
  CONVERTIBLE DEBENTURES         11,478            11,206             11,277
  TOTAL                          21,960            21,773             21,767
  INCOME/(LOSS) FROM CONTINUING
  OPERATIONS                     $7,884            $1,062            $(5,822)
  ADD CONVERTIBLE DEBENTURES
  INTEREST AND AMORTIZATION
  OF DEFERRED CHARGES, NET
  OF INCOME TAXES                 4,373             4,796              4,755
  TOTAL                         $12,257            $5,858            $(1,067)
  NET INCOME/(LOSS)              $7,884           ($1,006)           ($3,912)
  ADD CONVERTIBLE DEBENTURES
  INTEREST AND AMORTIZATION
  OF DEFERRED CHARGES, NET
  OF INCOME TAXES                 4,373             4,796              4,755
  TOTAL                         $12,257            $3,790               $843

PER SHARE AMOUNTS:
INCOME/(LOSS) FROM CONTINUING
OPERATIONS                        $0.56             $0.27             ($0.05)
NET INCOME                        $0.56             $0.17              $0.04

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT
As of October 13, 1994, the Company had directly and indirectly the following active subsidiaries, all of which are included in the Company's consolidated financial statements furnished herewith:

Subsidiaries of
Chock full o'Nuts Corporation
Hillside Holding Corporation             Delaware       100%
Chock Realty Corporation                 California     100%
Chock Coffeemaker Acquisition, Inc.      New York       100%
CFN of New York, Inc.                    New York       100%
Cain's Coffee Co.                        Delaware       100%
Cain's Holding Company                   Delaware       100%
DB Private Brands, Inc.                  Missouri       100%
Quikava, Inc.                            Massachusetts  100%