Form 10-K/A
period 1994-07-31
CHOCK FULL O NUTS CORP
filed 1994-12-08
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

	FORM 10-K/A

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED JULY 31, 1994
	OR
	[] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	Commission file number 1-4183

	CHOCK FULL O' NUTS CORPORATION

	(Exact name of registrant as specified in its charter)

	   NEW YORK                               13-0697025_____________
(State of Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

370 Lexington Avenue, New York, New York                      10017___
(Address of Principal Executive Offices)                    (Zip Code)

				(212) 532-0300__________ _________
	      (Registrant's Telephone Number, Including Area Code)

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

Aggregate market value of the Common Stock ($.25 par value) held by nonaffiliates of the registrant as of October 13 , 1994: $45,508,000 Number of Shares of Common Stock ($.25 par value) outstanding as of October 13, 1994:
10,422,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the year ended July 31, 1994 are incorporated by reference into Part III.


This form 10-K/A amends Item 14 of Form 10-K for the Fiscal Year
Ended July 31, 1994







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

       (b)      By-laws filed herewith.

Exhibit 4 Instruments defining the rights of security holders, including indentures.

       (a)      Indenture dated as of September 15, 1986 between the Company
       and Manufacturers Hanover Trust Company ("Manufacturers")   filed
       herewith.

       (b) Form of the Company's 8% Convertible Subordinated Debenture included in Exhibit 4(a)filed herewith.

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

								2
(f) Stock purchase agreement dated October 16, 1992 by and between Chock full o' Nuts Corporation and Nestle' Beverage Corporation filed herewith.

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

(k) Agreement dated November 7, 1989 by and between Chock full o'Nuts Corporation and Tetley, Inc. for the purchase of Tetley's instant coffee business filed as an Exhibit to Form 10K for the fiscal year ended
July 31, 1990 is incorporated herein by reference.

(l) Standstill agreement by and among Chock full o'Nuts Corporation and Steven Schulman and Leon Pordy, M.D. dated June 21, 1991 filed as an Exhibit to Form 10K for the fiscal year ended July 31, 1991 is incorporated herein by reference.

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

Exhibit 27  Financial Data Schedule*

Exhibit 99  Additional exhibits, not applicable.

* This amendent is being filed to include the Financial Data Schedule required of electronic filers. All other required exhibits were filed with Form 10-K.







								3




Exhibit 27 - FINANCIAL DATA SCHEDULE




				  Appendix A to item 601 (c) of Regulation S-K
					   (Article 5 of Regulation S-X
				Chock full o'Nuts Corporation and Subsidiaries)

Item Number     Item Description                Amount

5-02 (1)        Cash and cash items     $5,939,456
5-02 (2)        Marketable securities       $25,786,080
5-02 (3)(a)(1)  Notes and accounts receivable - trade   $32,863,437
5-02 (4)        Allowances for doubtful accounts        $928,000
5-02 (6)        Inventory               $45,543,048
5-02 (9)        Total current assets            $112,670,267
5-02 (13)       Property, plant and equipment   $96,805,506
5-02 (14)       Accumulated depreciation        $41,510,772
5-02 (18)       Total assets            $208,806,942
5-02 (21)       Total current liabilities       $30,932,130
5-02 (22)       Bonds, mortgages and similar debt       $110,427,265
5-02 (28)       Preferred stock - mandatory redemption  - 0 -
5-02 (29)       Preferred stock - no mandatory redemption       - 0 -
5-02 (30)       Common stock            $2,724,533
5-02 (31)       Other stockholders' equity      $55,537,159
5-02 (32)       Total liabilities and stockholders' equity      $208,806,942
5-03 (b) 1 (a)  Net sales of tangible products  $263,638,453
5-03 (b) 1      Total revenues          $265,698,100
5-03 (b) 2 (a)  Cost of tangible goods sold     $175,664,343
5-03 (b) 2      Total costs and expenses applicable to
		sales and revenues              $177,406,805
5-03 (b) 3      Other costs and expenses        - 0 -
5-03 (b) 5      Provision for doubtful accounts and notes         $1,940,779
5-03 (b) (8)    Interest and amortization of debt       $8,802,413
5-03 (b) (10)   Income before taxes and other items     $10,439,672
5-03 (b) (11)   Income tax expense      $7,871,000
5-03 (b) (14)   Income/loss continuing operations       $7,884,314
5-03 (b) (15)   Discontinued operations - 0 -
5-03 (b) (17)   Extraordinary items             - 0 -
5-03 (b) (18)   Cumulative effect - changes in
		accounting principles   - 0 -
5-03 (b) (19)   Net income or loss              $7,884,314
5-03 (b) (20)   Earnings per share - primary    $.75
5-03 (b) (20)   Earnings per share - fully diluted      $.56






								4

							 SIGNATURES

	Pursant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this current Report on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

					CHOCK FULL O' NUTS CORPORATION

					By:  __________________________________
						Howard M. Leitner,
						President and
						Chief Financial Officer

Dated:  December 8, 1994











































								5