Form 10-Q
period 1994-10-31
CHOCK FULL O NUTS CORP
filed 1994-12-13
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    October 31, 1994     Commission File Number 1-4183



			  CHOCK FULL O' NUTS CORPORATION
	(Exact Name of Registrant As Specified In Its Charter)



   New York                                                        13-0697025
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)



   370 Lexington Avenue, New York, N.Y.                         10017
 (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, including Area Code     (212) 532-0300
			Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

							  Yes   X       No


No. of Shares of Common Stock ($.25 par value) outstanding as of December 12, 1994 - 10,422,856





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX



													Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	October 31, 1994 and July 31, 1994          1 & 2 of 11
	Unaudited Condensed Consolidated Statements of Operations-
	Three Months Ended October 31, 1994 and 1993    3 of 11

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Three Months Ended October 31, 1994 and 1993    4 of 11

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	October 31, 1994                            5 & 6 of 11

	Notes to Unaudited Condensed Consolidated Financial
	Statements - October 31, 1994               7 & 8 of 11

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations   9 of 11


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                              10 of 11

Item 6. Exhibits and Reports on Form 8-K               10 of 11

Signatures                                             11 of 11

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,     July 31,
	    1994          1994
	(Unaudited)      (Note)

ASSETS
Current assets:

  Cash and cash equivalents             $  3,480,195             $  5,939,456

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of      $954,000
   and   $928,000                         36,483,477               31,935,437

  Inventories                             53,364,190               45,543,048

  Investments in marketable securities,
   at cost (market value of $20,568,000
   and $25,649,000)                       20,671,562               25,786,080
  Prepaid expenses and other               3,195,958                3,466,246

	Total current assets             117,195,382              112,670,267

Property, plant and
 equipment - at cost        $97,145,199              $ 96,805,506

  Less allowances for
   depreciation and
   amortization             (42,941,222)  54,203,977  (41,510,772) 55,294,734

Real estate held for
 sale or development, at cost              5,404,243                5,404,243

Other assets and deferred charges         28,701,388               29,367,430

Excess of cost over net
 assets acquired                           6,019,985                6,070,268

					$211,524,975             $208,806,942

Note: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.









	1 of 11


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS



						October 31,     July 31,
						  1994           1994
						(Unaudited)     (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                             $ 12,896,591   $ 11,851,998

  Accrued expenses                               13,298,372     17,381,839

  Income taxes                                    1,487,797      1,698,293

     Total current liabilities                   27,682,760     30,932,130

Long-term debt, excluding current
 installments                                   115,299,698    110,427,265

Other non-current liabilities                     4,760,218      4,743,855

Deferred income taxes                             4,442,000      4,442,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 10,898,378 and 10,898,130 shares        2,724,595     2,724,533
    Additional paid-in-capital                    49,324,524    49,322,585
    Retained earnings                             17,160,024    16,217,803
    Cost of 475,522 shares in treasury            (6,573,719)   (6,573,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership
      plan                                        (1,529,125)   (1,663,510)
    Unfunded pension losses                       (1,766,000)   (1,766,000)
	  Total stockholders' equity              59,340,299    58,261,692


						$211,524,975  $208,806,942

Note: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.









	2 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					      Three Months Ended October 31,
						    1994            1993
Revenues:
  Net sales                                     $73,571,587     $70,935,805
  Rentals from real estate                          440,238         482,924
																	   74,011,825    71,418,729

Cost and expenses:
  Cost of sales                                  50,858,396      45,430,820
  Selling, general and
    administrative expenses                      19,224,444      22,587,207
  Expenses of real estate                           277,853         398,963
						 70,360,693      68,416,990

    Operating profit                              3,651,132       3,001,739

Interest income                                     256,236          25,030

Interest expense                                 (2,312,923)     (2,186,138)

Other income - net                                    2,776          8,334

    Income before income taxes                    1,597,221        848,965

Income taxes                                        655,000        343,000

    Net income                                   $  942,221     $  505,965



Net income per share                                  $ .09          $ .05


See notes to unaudited condensed consolidated financial statements.




















	3 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


						Three Months Ended October 31,
						    1994               1993
Operating Activities:
 Net income                                     $   942,221       $   505,965
 Adjustments to reconcile net income
   to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment                  1,430,450         1,971,185
  Amortization of deferred compensation
   and deferred charges                           1,109,755         1,669,813
  Other, net                                       (216,681)         (691,550)
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable           (4,124,040)       (4,543,416)
     (Increase)/decrease in inventory            (7,821,142)        3,317,008
     Decrease in prepaid expenses                   270,288           198,971
     (Decrease) in accounts payable,
       accrued expenses and income taxes         (3,249,370)       (2,351,759)
NET CASH (USED IN)/PROVIDED BY OPERATING
 ACTIVITIES                                     (11,658,519)           76,217
Investing Activities:
 Proceeds from sale and collection of principal
   of marketable securities                       7,830,089
 Purchases of marketable securities              (2,715,571)           (2,537)
 Purchases of property, plant and equipment      (1,480,693)       (1,267,540)
 Proceeds from sale of property, plant
   and equipment                                    691,000
NET CASH PROVIDED BY/(USED IN) INVESTING
 ACTIVITIES                                       4,324,825        (1,270,077)
Financing Activities:
 Proceeds from long-term debt                     4,874,433            86,230
 Principal payments on long-term debt                (4,299)
 Other                                              _________      (   50,106)
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       4,874,433            31,825
(Decrease) in Cash and
  Cash Equivalents                               (2,459,261)       (1,162,035)
Cash and cash equivalents at beginning
   of period                                      5,939,456         6,198,991

Cash and Cash Equivalents at End of Period      $ 3,480,195       $ 5,036,956


See notes to unaudited condensed consolidated financial statements.













	4 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


						       Common Stock
						    Issued  In Treasury
					       Shares  Amount  Shares  Amount
							 In Thousands

Balance at July 31, 1994                       10,898  $2,725  476     $6,574
Net income
Conversion of subordinated debentures             -        -
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                                _____   ______  ____   ______


Balance at October 31, 1994                    10,898  $2,725  476     $6,574










See notes to unaudited condensed consolidated financial statements.





























	5 of 11


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						 Deferred
				Compensation
				 Under Stock
				 Bonus Plan and   Unfunded  Additional
				 Employees' Stock   Pension  Paid-In  Retained
				 Ownership Plan     Losses   Capital  Earnings
						    In Thousands

Balance at July 31, 1994          $1,664            $1,766   $49,323  $16,218
Net income                                                                942
Conversion of subordinated debentures                              2
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                     135                 _

Balance at October 31, 1994       $1,529            $1,766   $49,325 $ 17,160





See notes to unaudited condensed consoliated financial statements.

































	6 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 31, 1994
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1994 and 1993 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1994.

(B) Primary per share data are based on the weighted average number of common shares outstanding of 10,422,826 and 10,620,642 respectively, for the three months ended October 31, 1994 and 1993. The three month period ended October 31, 1993 has been retroactively adjusted for a 3% stock dividend distributed in July 1994. Assumed conversion of debentures would have had an anti-dilutive effect on net income per share for the three months ended October 31, 1994 and 1993.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				October 31,     July 31,
				 1994            1994
	Finished goods          $27,404,521     $24,684,609
	Raw materials            22,490,099      16,889,428
	Supplies                  3,469,570       3,969,011
				$53,364,190     $45,543,048


(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with National Westminster Bank USA and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding at any time may not exceed $40,000,000. Interest (7.75% at October 31, 1994) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at October 31, 1994) are to be repaid in December 1997. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.










	7 of 11



(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $1,766,000.

(F) In October 1993, the Company and Gourmet Coffees of America, Inc. ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993 (the second quarter of fiscal 1994), the Company received
(a) $38,500,000 in cash and (b) shares of stock representing approximately one-half of one percent of the equity of GCA. The operating profits of Hillside, before intercompany charges, for the three months ended October 31, 1993, included in the results of operations are as follows:

						October 31,
						   1993

	Net sales                                $ 8,112
	Cost and expenses:
	  Cost of sales                            4,149
	  Selling, general and
	    administrative expenses                2,777
						   6,926

	Operating profit                         $ 1,186






































	8 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations
	The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations during the periods included in the accompanying unaudited condensed consolidated statements of operations.

	In October 1993, the Company and Gourmet Coffees of America, Inc. ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993 (the second quarter of fiscal 1994), the Company received (a) $38,500,000 in cash and (b) shares of stock representing approximately one-half of one percent of the equity of GCA.

	Net sales increased $2,636,000 or 4% for the three months ended October 31, 1994 compared to the comparable period of the prior year. The increase in net sales was due to an increase in the average selling price of coffee, partially offset by a decrease in coffee pounds sold and the loss of $8,112,000 of sales from Hillside (due to its disposition).

	Operating profits from food products were $3,489,000 an increase of 20% for the three months ended October 31, 1994 compared to $2,918,000 for the comparable period of the prior year. The increase resulted primarily from increased gross profit margins and reduced selling, general and administrative expenses, partially offset by the loss of operating profits of $1,186,000 from Hillside (due to its disposition). Increased gross margins were due to an increase in the average selling price of coffee greater than the increase in the average cost of green coffee, partially offset by decreased coffee pounds sold. The price of green coffee has been volatile over the last seven months. During the quarter ended October 31, 1994 prices ranged from a low of $1.77 per pound to a high of $2.31 per pound. Currently coffee is trading at around $1.60 per pound, approximately double the price since the beginning of May 1994. The Company consistently values its inventory and commitments at the lower of cost or market. Selling, general and administrative expenses decreased primarily due to reduced coupon, brokerage and delivery costs.

	Income from continuing operations was $942,000 or $.09 per share for the three months ended October 31, 1994 compared to $506,000 or $.05 per share for the comparable period of the prior year. The difference was primarily due to increased operating income and increased interest income (due to investments in marketable securities), partially offset by increased interest expense (due to increased indebtedness and interest rates) and increased income taxes (due to increased income before taxes).

Liquidity and Capital Resources

	As of October 31, 1994, working capital was approximately $90,000,000 and the ratio of current assets to current liabilities was approximately 4.2 to 1.

	As of October 31, 1994, the Company had unused borrowing capacity of approximately $20 million under its credit facilities of $40 million with National Westminster Bank USA and Chemical Bank.

	The Company plans on expanding its cafe and Quikava owned and franchised operations, which in total are currently operating in 9 locations. The sales of these operations are not material to the Company's consolidated sales.

	The Company believes that its cash flow from operations and its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.


							9 of 11
Part 2.    Other Information

Item 1.    Legal Proceedings - None

Item 6.    Exhibits and Reports on Form 8-K

	     a)  Exhibits - Financial Data Schedule - Exhibit 27 - see below

	     b)  Reports on Form 8-K - none



	Appendix A to item 601 (c) of Regulation S-K
				     (Article 5 of Regulation S-X
	Chock full o'Nuts Corporation and Subsidiaries)

Item Number     Item Description                                Amount

5-02 (1)        Cash and cash items                              $3,480,195
5-02 (2)        Marketable securities                           $20,671,562
5-02 (3) (a) (1) Notes and accounts receivable - trade          $37,437.477
5-02 (4)        Allowances for doubtful accounts                   $954,000
5-02 (6)        Inventory                                       $53,364,190
5-02 (9)        Total current assets                           $117,195,382
5-02 (13)       Property, plant and equipment                   $98,286,199
5-02 (14)       Accumulated depreciation                        $44,082,222
5-02 (18)       Total assets                                   $211,524,975
5-02 (21)       Total current liabilities                       $27,682,760
5-02 (22)       Bonds, mortgages and similar debt              $115,299,698
5-02 (28)       Preferred stock - mandatory redemption                - 0 -
5-02 (29)       Preferred stock - no mandatory redemption             - 0 -
5-02 (30)       Common stock                                     $2,724,595
5-02 (31)       Other stockholders' equity                      $56,615,704
5-02 (32)       Total liabilities and stockholders' equity     $211,524,975
5-03 (b) 1 (a)  Net sales of tangible products                  $73,571,587
5-03 (b) 1      Total revenues                                  $74,011,825
5-03 (b) 2 (a)  Cost of tangible goods sold                     $50,858,396
5-03 (b) 2      Total costs and expenses applicable to
		sales and revenues                              $51,136,249
5-03 (b) 3      Other costs and expenses                              - 0 -
5-03 (b) 5        Provision for doubtful accounts and notes        $522,178
5-03 (b) (8)    Interest and amortization of debt                $2,312,923
5-03 (b) (10)   Income before taxes and other items              $1,597,221
5-03 (b) (11)   Income tax expense                                 $655,000
5-03 (b) (14)   Income/loss continuing operations                  $942,221
5-03 (b) (15)   Discontinued operations                               - 0 -
5-03 (b) (17)   Extraordinary items                                   - 0 -
5-03 (b) (18)   Cumulative effect - changes in
		accounting principles                                 - 0 -
5-03 (b) (19)   Net income or loss                                 $942,221
5-03 (b) (20)   Earnings per share - primary                           $.09
5-03 (b) (20)   Earnings per share - fully diluted                     $.09

						10 of 11
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOCK FULL O' NUTS CORPORATION
(Registrant)





December 12, 1994
Marvin I. Haas
Vice Chairman of the Board and
Chief Executive Officer



December 12, 1994
Howard M. Leitner
President and Chief Financial and
Accounting Officer





































							11 of 11






















































































??