Form 10-K/A
period 1994-07-31
CHOCK FULL O NUTS CORP
filed 1995-01-20
CIK 20041

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


This Form 10-K/A amends Item 14 of Form 10-K for the Fiscal Year
Ended July 31, 1994 to include Exhibit 27 as a seperate document.




							 SIGNATURES

	Pursant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this current Report on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

					CHOCK FULL O' NUTS CORPORATION

					By:  __________________________________
						Howard M. Leitner,
						President and
						Chief Financial Officer

Dated:  January 20, 1995