Form 10-Q
period 1995-01-31
CHOCK FULL O NUTS CORP
filed 1995-03-13
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended ___January 31, 1995     Commission File Number 1-4183



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


No. of Shares of Common Stock ($.25 par value) outstanding as of March 13, 1995 - 10,422,856





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
			  INDEX



							Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	January 31, 1995 and July 31, 1994             1 & 2 of 12
	Unaudited Condensed Consolidated Statements of Operations-
	Three Months Ended January 31, 1995 and 1994       3 of 12

	Unaudited Condensed Consolidated Statements of Operations -
	   Six Months Ended January 31, 1995 and 199      4 of 12

	Unaudited Condensed Consolidated Statements of Cash Flows -
	 Six Months Ended January 31, 1995 and 1994       5 of 12

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	January 31, 1995                              6 & 7 of 12

	Notes to Unaudited Condensed Consolidated Financial
	Statements - January 31, 1995                 8 & 9 of 12

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations    10 of 12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                11 of 12

Item 6. Exhibits and Reports on Form 8-K                 11 of 12

Signatures                                               12 of 12

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

					      January 31,     July 31,
						1995            1994
					      (Unaudited)      (Note)

ASSETS
Current assets:

  Cash and cash equivalents            $  4,318,139               $  5,939,456

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,548,000
   and $928,000                          40,124,462                 31,935,437

  Inventories                            61,400,660                 45,543,048

  Investments in marketable securities,
   at cost (market value of $12,612,000
   and $25,649,000)                      12,749,520                 25,786,080
  Prepaid expenses and other              4,203,731                  3,466,246

	Total current assets            122,796,512                112,670,267

Property, plant and
 equipment - at cost      $98,659,518               $ 96,805,506

  Less allowances for
   depreciation and
   amortization           (44,364,171)   54,295,347  (41,510,772)   55,294,734

Real estate held for
 sale or development, at cost             5,404,243                  5,404,243

Other assets and deferred charges        27,300,948                 29,367,430

Excess of cost over net
 assets acquired                          5,969,703                  6,070,268

				       $215,766,753               $208,806,942


Note: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.









		1 of 12


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS



						January 31,     July 31,
						  1995            1994
						(Unaudited)     (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                             $ 13,662,410   $ 11,851,998

  Accrued expenses                               14,006,066     17,381,839

  Income taxes                                    2,361,178      1,698,293

     Total current liabilities                   30,029,654     30,932,130

Long-term debt                                  115,764,457    110,427,265

Other non-current liabilities                     4,761,930      4,743,855

Deferred income taxes                             4,442,000      4,442,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 10,898,378 and 10,898,130 shares        2,724,595     2,724,533
    Additional paid-in-capital                    49,324,524    49,322,585
    Retained earnings                             18,454,659    16,217,803
    Cost of 475,522 shares in treasury            (6,573,719)   (6,573,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership
      plan                                        (1,395,347)   (1,663,510)
    Unfunded pension losses                       (1,766,000)   (1,766,000)
	  Total stockholders' equity              60,768,712    58,261,692

						$215,766,753  $208,806,942


Note: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.
See notes to unaudited condensed consolidated financial statements.







		2 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					    Three Months Ended January 31,
					      1995              1994
Revenues:
  Net sales                                 $91,704,240     $62,108,202
  Rentals from real estate                      635,324         574,012

					     92,339,564      62,682,214

Cost and expenses:
  Cost of sales                              66,479,636      41,446,261
  Selling, general and
    administrative expenses                  21,176,650      18,531,010
  Expenses of real estate                       511,929         430,173
					     88,168,215      60,407,444

    Operating profit                          4,171,349       2,274,770

Interest income                                 223,657         331,100

Gain on sale of product line                                 13,208,393
Interest expense                             (2,256,682)     (2,158,665)

Other income(deductions) - net                   55,311         (46,124)

    Income before income taxes                2,193,635      13,609,474

Income taxes                                    899,000       6,365,000

    Net income                               $1,294,635      $7,244,474



Net income per share:

    Primary                                       $.12             $.69

    Fully diluted                                 $.12             $.39


See notes to unaudited condensed consolidated financial statements.
















	3 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



					    Six Months Ended January 31,
					      1995               1994


Revenues:
  Net sales                               $165,275,827       $133,044,007
  Rentals from real estate                   1,075,563          1,056,936

					   166,351,390        134,100,943

Cost and expense:
  Cost of sales                            117,338,032         86,877,081
  Selling, general and
    administrative expenses                 40,401,094         41,118,217
  Expenses of real estate                      789,782            829,136

					   158,528,908        128,824,434

    Operating profit                         7,822,482          5,276,509

Interest and dividend income                   479,893            356,130

Gain on sale of product line                                   13,208,393

Interest expense                            (4,569,605)        (4,344,803)

Other income(deductions) - net                  58,086            (37,790)

    Income before income taxes               3,790,856         14,458,439

Income taxes                                 1,554,000           6,708,000

    Net income                             $ 2,236,856         $ 7,750,439

Net income per share:

    Primary                                       $.21                $.74

    Fully diluted                                 $.21                $.44




See notes to unaudited condensed consolidated financial statements.










			    4 of 12





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


					       Six Months Ended January 31,
						1995                1994
Operating Activities:
 Net income                                  $ 2,236,856        $ 7,750,439
 Adjustments to reconcile net income
   to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment               2,853,399          3,148,990
  Amortization of deferred compensation
   and deferred charges                        2,331,102          2,208,914
   Gain on sale of product line                                 (13,208,393)
  Other, net                                     (57,816)          (235,366)
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable        (8,809,025)          (244,250)
     (Increase) in inventory                 (15,857,612)        (1,424,595)
     (Increase) decrease in prepaid expenses    (737,485)           679,635
     (Decrease) in accounts payable,
       accrued expenses and income taxes        (902,476)          (437,032)
NET CASH (USED IN) OPERATING ACTIVITIES      (18,943,057)        (1,761,658)
Investing Activities:
 Proceeds from sale and collection of principal
   of marketable securities                   21,313,249          1,238,076
 Purchases of marketable securities           (7,476,689)       (25,670,708)
 Purchases of property, plant and equipment   (3,072,059)        (2,163,976)
 Proceeds from sale of product line                              38,144,205
 Increase in assets held for sale                                (1,093,071)
 Proceeds from sale of property, plant
   and equipment                               1,218,047
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                   11,982,548         10,454,546
Financing Activities:
 Proceeds from long-term debt                  5,339,192
 Principal payments on long-term debt                            (1,546,533)
 Purchase of treasury stock                                      (1,850,000)
 Other                                         _________         (   50,106)
NET CASH PROVIDED BY/(USED IN) FINANCING
 ACTIVITIES                                    5,339,192         (3,446,639)
 Increase in Cash and
  Cash Equivalents                            (1,621,317)         5,246,249
 Cash and cash equivalents at beginning
   of period                                   5,939,456          5,469,159

Cash and Cash Equivalents at End of Period   $ 4,318,139        $10,715,408


See notes to unaudited condensed consolidated financial statements.




							5 of 12


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


						    Common
					     Issued        In Treasury
					 Shares  Amount   Shares   Amount
						  In Thousands

Balance at July 31, 1994                 10,898   $2,725    476     $6,574
Net income
Conversion of subordinated debentures      -        -
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                          _____   ______   ____    ______


Balance at January 31, 1995              10,898   $2,725    476     $6,574






See notes to unaudited condensed consolidated financial statements.








				6 of 12


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				   Deferred
				 Compensation
				   Under Stock
				  Bonus Plan and  Unfunded  Additional
				 Employees' Stock  Pension  Paid-In   Retained
				   Ownership Plan  Losses   Capital   Earnings
						    In Thousands

Balance at July 31, 1994              $1,664      $1,766    $49,323    $16,218
Net income                                                               2,237
Conversion of subordinated debentures                             2
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                         269

Balance at January 31, 1995           $1,395      $1,766    $49,325    $18,455





See notes to unaudited condensed consoliated financial statements.












				7 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 1995
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
	In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1994.

(B) Primary per share data are based on the weighted average number of common shares outstanding of 10,423,000 and 10,462,000, respectively, for the three months ended January 31, 1995 and 1994 and 10,423,000 and 10,545,000, respectively for the six months ended January 31, 1995 and 1994. The three and six month periods ended January 31, 1994 have been retroactively adjusted for a 3% stock dividend distributed in July 1994. Assumed conversion of debentures would have had an anti-dilutive effect on net income per share for the three and six months ended January 31, 1995.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

						 January 31,     July 31,
						    1995           1994
	Finished goods                          $30,980,644     $24,684,609
	Raw materials                            26,912,976      16,889,428
	Supplies                                  3,507,040       3,969,011
						$61,400,660     $45,543,048


(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with National Westminster Bank USA and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding at any time may not exceed $40,000,000. Interest (9% at January 31, 1995) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at January 31, 1995) are to be repaid in December 1997. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.








					8 of 12


(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $1,766,000.

(F) In October 1993, the Company and Gourmet Coffees of America, Inc. ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993 (the second quarter of fiscal 1994), the Company received (a) $38,500,000 in cash and (b) shares of stock representing approximately one-half of one percent of the equity of GCA. The operating profits of Hillside, before intercompany charges, for the period from August 1, 1993 to November 19, 1993, included in the results of operations, in thousands, are as follows:



	Net sales                                   $ 9,557
	Costs and expenses:
	  Cost of sales                               4,169
	  Selling, general and
	    administrative expenses                   3,566
						      7,735

	Operating profit                            $ 1,822










				9 of 12

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

	Net sales increased $29,596,000 or 48% and $32,232,000 or 24% for the three and six months ended January 31, 1995, respectively, compared to the comparable periods of the prior year. The increase in net sales was due to an increase in the average selling price of coffee, partially offset by a decrease in coffee pounds sold and the loss (primarily for the six month period) of $9,557,000 of sales from Hillside (due to its disposition).

	Operating profits from food products were $4,048,000 and $7,537,000 increases of 90% and 49% for the three and six months ended January 31, 1995, respectively compared to $2,131,000 and $5,049,000, for the comparable periods of the prior year. The increases resulted primarily from increased gross profit margins partially offset by increased selling, general and administrative expenses and the loss of operating profits of $636,000(second quarter) and $1,822,000 (six months) from Hillside (due to its disposition). Increased gross margins were due to an increase in the average selling price of coffee greater than the increase in the average cost of green coffee, partially offset by decreased coffee pounds sold. The price of green coffee has been volatile over the last ten months. During the six months ended
	January 31, 1995 prices ranged from a low of $1.44 per pound to a high of $2.31 per pound. Currently coffee is trading at around $1.80 per pound, more than double the price since the beginning of May 1994. The Company consistently values its inventory and commitments at the lower of cost or market. Selling, general and administrative expenses increased primarily due to increased advertising, promotion and payroll costs, partially offset by reduced coupon and brokerage costs in the six month period.

	Net income was $1,295,000 or $.12 per share and $2,237,000 or $.21
	per share for the three and six months ended January 31, 1995, respectively, compared to $7,244,000 or $.69 per share and $7,750,000 or $.74 per share for the comparable periods of the prior year. The difference was primarily due to the reported gain on sale of Hillside Coffee of California, Inc. (the Company's specialty coffee product line) of $7,068,000 after income taxes or $.67 per share in the prior year comparable periods and increased income taxes (due to increased income before taxes other than on the aforemented gain in the three and six months ended January 31, 1994), partially offset by increased operating profits in the current fiscal year.

Liquidity and Capital Resources

	As of January 31, 1995, working capital was approximately $92,750,000 and the ratio of current assets to current liabilities was approximately 4 to 1.

	As of January 31, 1995, the Company had unused borrowing capacity of approximately $18 million under its credit facilities of $40 million with National Westminster Bank USA and Chemical Bank.

	The Company plans on expanding its cafe and Quikava owned and franchised operations, which in total are currently operating in 10 locations. The sales of these operations, which are in the development stage, are not material to the Company's consolidated sales.

							10 of 12
	As a result of the rise in price of green coffee, the Company has financed increased inventories and receivables through the sale of marketable securities and increased borrowings under its credit facilities. The Company believes that its cash flow from operations and its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.



Part 2.    Other Information

Item 1.    Legal Proceedings - None

Item 6.    Exhibits and Reports on Form 8-K

	     a)  Exhibits - Financial Data Schedule - Exhibit 27 - see below

	     b)  Reports on Form 8-K - none








				    11 of 12

	Appendix A to item 601 (c) of Regulation S-K
	(Article 5 of Regulation S-X
	Chock full o'Nuts Corporation and Subsidiaries)

Item Number     Item Description                           Amount

5-02 (1)        Cash and cash items                      $4,318,139
5-02 (2)        Marketable securities                   $12,749,520
5-02 (3) (a) (1)Notes and accounts receivable - trade   $41,672,462
5-02 (4)        Allowances for doubtful accounts         $1,548,000
5-02 (6)        Inventory                               $61,400,660
5-02 (9)        Total current assets                   $122,796,512
5-02 (13)       Property, plant and equipment           $98,659,518
5-02 (14)       Accumulated depreciation                $44,364,171
5-02 (18)       Total assets                           $215,766,753
5-02 (21)       Total current liabilities               $30,029,654
5-02 (22)       Bonds, mortgages and similar debt      $115,764,457
5-02 (28)       Preferred stock - mandatory redemption       - 0 -
5-02 (29)       Preferred stock - no mandatory redemption    - 0 -
5-02 (30)       Common stock                             $2,724,595
5-02 (31)       Other stockholders' equity              $58,044,117
5-02 (32)       Total liabilities and stockholders'
		equity                                 $215,766,753
5-03 (b) 1 (a)  Net sales of tangible products         $165,275,827
5-03 (b) 1      Total revenues                         $166,351,390
5-03 (b) 2 (a)  Cost of tangible goods sold            $117,338,032
5-03 (b) 2      Total costs and expenses applicable to
		sales and revenues                     $118,127,814
5-03 (b) 3      Other costs and expenses                     - 0 -
5-03 (b) 5      Provision for doubtful accounts and
		notes                                    $1,391,478
5-03 (b) (8)    Interest and amortization of debt        $4,569,605
5-03 (b) (10)   Income before taxes and other items      $3,790,856
5-03 (b) (11)   Income tax expense                       $1,554,000
5-03 (b) (14)   Income/loss continuing operations        $2,236,856
5-03 (b) (15)   Discontinued operations                      - 0 -
5-03 (b) (17)   Extraordinary items                          - 0 -
5-03 (b) (18)   Cumulative effect - changes in
		accounting principles                        - 0 -
5-03 (b) (19)   Net income or loss                      $2,236,856
5-03 (b) (20)   Earnings per share - primary                  $.21
5-03 (b) (20)              Earnings per share -
		fully diluted                                 $.21
















SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

					CHOCK FULL O' NUTS CORPORATION
					(Registrant)





March 13, 1995
					 Marvin I. Haas
					 President and Chief Executive Officer



March 13, 1995
					 Howard M. Leitner
					 Senior Vice President and
					 Chief Financial and Accounting Officer


































							12 of 12
??