Form 10-Q
period 1995-04-30
CHOCK FULL O NUTS CORP
filed 1995-06-09
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended ___April 30, 1995     Commission File Number 1-4183



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

							  Yes   X       No


No. of Shares of Common Stock ($.25 par value) outstanding as of June 9, 1995 - 10,422,856





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX



						       Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	April 30, 1995 and July 31, 1994            1 & 2 of 12
	Unaudited Condensed Consolidated Statements of Operations-
	Three Months Ended April 30, 1995 and 1994      3 of 12

	Unaudited Condensed Consolidated Statements of Operations -
	  Nine Months Ended April 30, 1995 and 1994     4 of 12

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended April 30, 1995 and 1994       5 of 12

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	  April 30, 1995                            6 & 7 of 12

	Notes to Unaudited Condensed Consolidated Financial
	Statements - April 30, 1995                 8 & 9 of 12

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations   10 & 11 of 12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                              11 of 12

Item 6. Exhibits and Reports on Form 8-K               11 of 12

Signatures                                             12 of 12

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

					     April 30,               July 31,
					       1995                    1994
					    (Unaudited)               (Note)

ASSETS
Current assets:

  Cash and cash equivalents                $  4,488,301            $  5,939,456

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,402,000
   and $928,000                              37,699,985              31,935,437

  Inventories                                61,000,711              45,543,048

  Investments in marketable securities,
   at cost (market value of $9,124,000
   and $25,649,000)                           9,184,302              25,786,080
  Prepaid expenses and other                  4,361,339               3,466,246

	Total current assets                116,734,638             112,670,267

Property, plant and
 equipment - at cost      $  100,510,204              $ 96,805,506

  Less allowances for
   depreciation and
   amortization              (45,663,226)   54,846,978 (41,510,772)  55,294,734

Real estate held for
 sale or development, at cost                5,404,243                5,404,243

Other assets and deferred charges           26,618,666               29,367,430

Excess of cost over net
 assets acquired                             5,919,420                6,070,268
					  $209,523,945             $208,806,942


Note: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.







	1 of 12





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS



						 April 30,      July 31,
						   1995           1994
						(Unaudited)      (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                             $ 11,949,255    $ 11,851,998

  Accrued expenses                               12,019,619      17,381,839

  Income taxes                                    2,145,687       1,698,293

     Total current liabilities                   26,114,561      30,932,130

Long-term debt                                  110,529,482     110,427,265

Other non-current liabilities                     4,784,706       4,743,855

Deferred income taxes                             5,780,000       4,442,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 10,898,378 and 10,898,130 shares       2,724,595       2,724,533
    Additional paid-in-capital                   49,324,524      49,322,585
    Retained earnings                            19,868,580      16,217,803
    Cost of 475,522 shares in treasury           (6,573,719)     (6,573,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership plan   (1,262,784)     (1,663,510)
    Unfunded pension losses                      (1,766,000)     (1,766,000)
	  Total stockholders' equity             62,315,196      58,261,692

					       $209,523,945    $208,806,942


Note: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.








		2 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				      Three Months Ended April 30,
					 1995             1994
Revenues:
  Net sales                           $ 81,004,923    $61,467,118
  Rentals from real estate                 492,725        507,263
					81,497,648     61,974,381

Cost and expenses:
  Cost of sales                         57,681,664     41,307,351
  Selling, general and
    administrative expenses             19,319,393     18,838,018
  Expenses of real estate                  395,488        450,083
					77,396,545     60,595,452

    Operating profit                     4,101,103      1,378,929

Interest income                            318,768        464,077

Interest expense                        (2,319,098)    (2,206,533)

Other income - net                         111,148         27,731

    Income/(loss) before income taxes    2,211,921       (335,796)

Income taxes/(credit)                      798,000        (66,000)

    Net income/(loss)                   $1,413,921     $ (269,796)



Net income/(loss) per share:

    Primary                             $     .14       $    (.03)

    Fully diluted                       $     .12       $    (.03)


See notes to unaudited condensed consolidated financial statements.
















	3 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



					  Nine Months Ended April 30,
					    1995               1994


Revenues:
  Net sales                               $246,280,750     $194,511,125
  Rentals from real estate                   1,568,288        1,564,199

					   247,849,038      196,075,324

Cost and expense:
  Cost of sales                            175,019,696      128,184,432
  Selling, general and
    administrative expenses                 59,720,487       59,956,235
  Expenses of real estate                    1,185,270        1,279,219

					   235,925,453      189,419,886

    Operating profit                        11,923,585        6,655,438

Interest income                                798,661          820,207

Gain on sale of product line                                 13,208,393

Interest expense                            (6,888,703)      (6,551,336)

Other income(deductions) - net                 169,234          (10,059)

    Income before income taxes               6,002,777       14,122,643

Income taxes                                 2,352,000        6,642,000

    Net income                             $ 3,650,777       $7,480,643

Net income per share:

    Primary                                $       .35       $      .71

    Fully diluted                          $       .33       $      .50




See notes to unaudited condensed consolidated financial statements.










4 of 12


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


					Nine Months Ended April 30,
					 1995                1994
Operating Activities:
 Net income                             $3,650,777       $7,480,643
 Adjustments to reconcile net income
 to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment         4,152,454        4,716,573
  Amortization of deferred compensation
   and deferred charges                  3,488,895        3,308,321
   Gain on sale of product line                         (13,208,393)
  Other, net                              (473,705)        (696,433)
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable  (6,238,548)      (1,204,455)
     (Increase) in inventory           (15,457,663)      (2,742,184)
     (Increase) decrease in prepaid
       expenses                         (2,552,093)        (202,898)
     (Decrease) in accounts payable,
       accrued expenses and income
       taxes                            (1,822,569)        (923,025)
NET CASH (USED IN) OPERATING ACTIVITIES(15,252,452)      (3,471,851)
Investing Activities:
 Proceeds from sale and collection of principal
   of marketable securities             24,878,467        1,846,828
 Purchases of marketable securities     (7,476,689)     (27,000,812)
 Purchases of property, plant
   and equipment                        (4,922,745)      (3,520,816)
 Proceeds from sale of product line, net                 38,109,205
 Increase in assets held for sale                        (1,093,071)
 Proceeds from sale of property, plant
   and equipment                         1,218,047
 Acquisition of business                                   (467,288)
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                             13,697,080        7,874,046
Financing Activities:
 Proceeds from long-term debt, net         104,217
 Principal payments on long-term debt                      (905,906)
 Purchase of treasury stock                              (1,850,000)
 Other                                                      (56,746)
NET CASH PROVIDED BY/(USED IN) FINANCING
 ACTIVITIES                                104,217       (2,812,652)
 (Decrease)/increase in Cash and
  Cash Equivalents                      (1,451,155)       1,589,543
 Cash and cash equivalents at beginning
   of period                             5,939,456        5,469,159

Cash and Cash Equivalents at
 End of Period                          $4,488,301      $ 7,058,702


See notes to unaudited condensed consolidated financial statements.



							5 of 12




	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


						       Common Stock
						  Issued          In Treasury
						Shares  Amount   Shares  Amount
						       In Thousands

Balance at July 31, 1994                         10,898   $2,725   476  $6,574
Net income
Conversion of subordinated debentures               -        -
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                                  _____   ______   ____ ______


Balance at April 30, 1995                        10,898   $2,725   476  $6,574










See notes to unaudited condensed consolidated financial statements.













	6 of 12


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						 Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and  Unfunded Additional
				 Employees' Stock  Pension   Paid-In   Retained
				   Ownership Plan   Losses   Capital   Earnings
						  In Thousands

Balance at July 31, 1994              $1,664       $1,766     $49,323  $16,218
Net income                                                               3,651
Conversion of subordinated debentures                               2
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                         401          _

Balance at April 30, 1995             $1,263       $1,766     $49,325  $19,869





See notes to unaudited condensed consoliated financial statements.








	7 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	April 30, 1995
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1994.

(B) Primary per share data are based on the weighted average number of common shares outstanding of 10,423,000 for the three months ended April 30, 1995 and 1994 and 10,423,000 and 10,503,000, respectively,
	for the nine months ended April 30, 1995 and 1994. The three and nine month periods ended April 30, 1994 have been retroactively adjusted for a 3% stock dividend distributed in July 1994.
	Assumed conversion of debentures would have had an anti-dilutive effect on the net loss per share for the three months ended April 30, 1994.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				 April 30,      July 31,
				  1995            1994
	Finished goods         $36,507,361    $24,684,609
	Raw materials           20,980,382     16,889,428
	Supplies                 3,512,968      3,969,011
			       $61,000,711    $45,543,048


(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with National Westminster Bank USA and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding at any time may not exceed $40,000,000. Interest (9% at April 30, 1995) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collatera-lized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at April 30, 1995) are to be repaid in December 1997. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.








		       8 of 12


(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $965,000.

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


	Net sales                                     $ 9,557
	Costs and expenses:
	  Cost of sales                                 4,169
	  Selling, general and
	    administrative expenses                     3,566
							7,735

	Operating profit                              $ 1,822









			 9 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations
	The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations during the periods included in the accompanying unaudited condensed consoli-dated statements of operations.

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

	Net sales increased $19,538,000 or 32% and $51,770,000 or 27% for
	the three and nine months ended April 30, 1995, respectively, compared to the comparable periods of the prior year. The increase in net sales was due to an increase in the average selling price of coffee, partially offset by a decrease in coffee pounds sold and the loss (for the nine month period)of $9,557,000 of sales from Hillside (due to its disposition).

	Operating profits from food products were $4,004,000 and $11,541,000, increases of 203% and 81% for the three and nine months ended April
	30, 1995, respectively, compared to $1,322,000 and $6,370,000 for the comparable periods of the prior year. The increases resulted primarily from increased gross profit margins partially offset in the nine month period by increased selling, general and administrative expenses and the loss of operating profits of $1,822,000 from Hillside (due to its disposition). Increased gross margins were due to an increase in the average selling price of coffee greater than the increase in the average cost of green coffee, partially offset by decreased coffee pounds sold. The price of green coffee has been volatile over the last year. During the nine months ended April 30, 1995 prices ranged from a low of $1.44 per pound to a high of $2.31 per pound. Currently coffee is trading at around $1.50 per pound, approximately double the price since the beginning of May 1994, when coffee prices started to rise significantly. The Company consistently values its inventory and commitments at the lower of cost or market. Selling, general and administrative expenses increased primarily due to the Company's investment in its Cafe and Quikava operations, which are currently in the development stage, and increased advertising and payroll costs, partially offset by reduced coupon and brokerage costs in the nine month period.

	Net income was $1,414,000 or $.14 per share and $3,651,000 or $.35
	per share for the three and nine months ended April 30, 1995, respectively, compared to a net loss of ($270,000) or ($.03) per share and $7,480,000 or $.71 per share for the comparable periods of the prior year. The difference in the three month period was primarily due to increased operating profits partially offset by increased income taxes. The difference in the nine month period was primarily due to increased operating profits, offset by increased income taxes on such operating profits and the reported gain on sale of Hillside Coffee of California, Inc. (the Company's specialty coffee product line) of $7,068,000 after income taxes or $.67 per share in the prior year comparable period.

	Liquidity and Capital Resources

	As of April 30, 1995, working capital was approximately $91,000,000 and the ratio of current assets to current liabilities was approxi-mately 4.5 to 1.

	As of April 30, 1995, the Company had unused borrowing capacity of approximately $24 million under its credit facilities of $40 million with National Westminster Bank USA and Chemical Bank.


					10 of 12






The Company plans on expanding its cafe and Quikava, company operated and franchised operations, which in total are currently operating in 12 locations. The sales of these operations, which are in the development stage, are not material to the Company's consolidated sales.


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



Part 2.    Other Information

Item 1.    Legal Proceedings - None

Item 6.    Exhibits and Reports on Form 8-K

	     a)  Exhibits - Financial Data Schedule - Exhibit 27 - see below

	     b)  Reports on Form 8-K - none





				   11 of 12

Signatures

Purusant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

				CHOCK FULL O'NUTS CORPORATION
					(Registrant)




June 9, 1995                    _____________________________
				Marvin I. Haas
				President and Chief Executive Officer



June 9, 1995                    _____________________________
				Howard M. Leitner
				Senior Vice President and
				Chief Financial and Accounting Officer





					  12 of 12