Form 10-K
period 1995-07-31
CHOCK FULL O NUTS CORP
filed 1995-10-20
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

	FORM 10-K

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED JULY 31, 1995
	OR
	[] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.Yes   x    No

Aggregate market value of the Common Stock ($.25 par value) held by nonaffiliates of the registrant as of October 13 , 1995: $59,190,000

Number of Shares of Common Stock ($.25 par value) outstanding as of October 13, 1995: 10,736,000


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the year ended July 31, 1995 are incorporated by reference into Part III.







PART I

Item 1.  BUSINESS
		      Item 101 (a) and (c) of Regulation S-K
The Company's primary business is the roasting, packing and marketing of a broad range of regular and decaffeinated, ground roast, instant and specialty coffees for the Foodservice and Retail Grocery Industries. These products are sold regionally throughout the United States and Canada under various well known trademarks, including Chock full o' Nuts, LaTouraine and Cain's. Best known among its products is Chock full o' Nuts brand premium, vacuum packed, all-method grind coffee. The Company is also one of the largest marketers of foodservice and private label coffees. The balance of the Company's business is derived from its developing Retail Restaurant and Cafe Division (commencing in fiscal 1994) and from real estate operations.

Incorporated in 1932, for many years, the Company's primary business was the operation of counter service restaurants, under the Chock full o' Nuts name. In 1953, the Company expanded its business by marketing the coffee made famous in its restaurants to consumers via supermarkets and other Retail Grocery outlets. Impactful advertising, featuring the "Heavenly Coffee" jingle, made Chock full o' Nuts brand premium coffee a market leader. In 1983, Management discontinued the Company's restaurant operations and concentrated its efforts on the sale of coffee and related food products. Since 1984, the Company's overall strategy has been to diversify within its core areas of strength, thereby lessening its dependence on any single business area.

In March 1994, the Company acquired all the assets and liabilities of a company ("Quikava") whose menu features a full assortment of the most popular specialty coffee beverages, plus a broad variety of freshly prepared foods and snacks. Quikava's unique "double drive-thru" format targets the consumer "on the go" and adds a new dimension to the concept of take out foods and beverages. Quikava and the more traditionally formatted Cafes, which conmenced operation in June 1994, represent a renewed commitment to leverage the Company's restaurant heritage while taking advantage of the growth of Speciality Coffees,"away from home", where annual growth rates are significant.

In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cain's") and certain trademarks related to that business. Cain's primary business is the direct sale and distribution of coffee and related products under the Cain's label to Foodservice customers in twelve states primarily West of the Mississippi. Cain's also sells coffee and tea to Retail Grocery Customers, using a direct store distribution system.

In November 1992, the Company acquired a controlling interest in a partnership, which owns Dana Brown Private Brands, Inc., a company which markets and sells private label coffee and tea products to food retailers and distributors, located primarily in the Midwest.

In December 1986, the Company acquired Greenwich Mills Company ("Greenwich"). Established in 1912, Greenwich is a leading manufacturer and supplier of coffee, tea and allied products to Foodservice and private label customers. The majority of their customers are located in markets East of the Mississippi. Greenwich's best known trademark is LaTouraine.

In November 1993, the Company sold Hillside Coffee of California, Inc., whose business consisted of roasting, packing, distributing and marketing specialty coffee under the Hillside name, primarily to supermarkets. See Note 6 of notes to conolidated financial statements.

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

Corporate Management is currently focused on the following growth initiatives: (1) Expansion of its developing Retail Restaurant and Cafe Division; (2) Maximizing the Company's Foodservice franchise by significantly broadening its customer base for Cain's, Chock full o' Nuts and LaTouraine brand coffee, tea and allied products; (3) Increasing Retail Grocery Market shares for such higher margin products as Chock full o' Nuts brand Cafe Blend, decaffeinated, instant and Rich French Roast coffees and (4) Selectively pursuing new business development opportunities that will deliver significant volume and profit growth.

The following table sets forth revenues and operating results from continuing operations before interest and corporate expenses attributable to the Company's food products sales and real estate operations, for the fiscal years ended July 31, 1995, 1994 and 1993:


				    Fiscal Years Ended July 31,
				  1995         1994         1993
					 (In Thousands)

Revenues
   Net Sales - Food Products    $328,378      $263,638    $251,641
   Rentals from Real Estate        2,061         2,060       1,876

Operating Profit:
   Food Products (1)              15,552        10,389      11,532 (2)
   Real Estate Operations            490           317          (9)


(1) See Note 6 of notes to consolidated financial statements regarding product line sold.
(2) Includes restructuring charge of $3,598,000 and officers' termination benefits of $818,000 (see Notes 11(c) and 11(d) of notes to consolidated financial statements).



COFFEE AND RELATED PRODUCTS

Description of Coffee Market
According to certain available industry surveys and Company estimates, total United States coffee sales by manufacturers in 1994 were approximately $6 billion. Approximately 35% of total United States coffee sales in 1994 were to Foodservice customers.

Foodservice Sales and Marketing
In January 1985, the Company began using Company sales personnel and independent food brokers to market its coffee and allied products to foodservice customers. These include chain and independent restaurants, hospitals, airlines, schools, governmental institutions, vending and office coffee service operators and other institutional distributors. In December 1986, the Company acquired Greenwich, which is a major direct sales and distribution supplier in the Eastern United States of coffee, tea and allied products to Foodservice Customers and private label customers. Greenwich's best-known label is LaTouraine, which enjoys a reputation for high quality. LaTouraine also distributes spices, international coffee mixes, speciality coffees, whole bean and pod Espresso, hot chocolate, iced and hot tea, powdered soft drinks, soup bases, and portion controlled jams, jellies and condiments.

In December 1992, the Company acquired Cain's, which is a major supplier in the Midwest and Southwest of products similar to those sold by Greenwich and LaTouraine to Foodservice Customers.

In fiscal 1995, approximately 44% of sales were derived from processing and marketing coffee and allied products for sale to Foodservice Customers. Sales of coffee products to Foodservice Customers have traditionally been less price-sensitive and depend more on the level of customer service provided. They also tend to generate higher operating margins, due to lower marketing and advertising expenses, than do sales of such products to Retail Customers. In addition, the absence of competitors with a dominant market position, makes the Company's pricing to Foodservice Customers less susceptible, as compared to pricing to Retail Customers, to changes in price in response to pricing actions of any single competitor.

Retail Sales and Marketing
The Company currently sells most of its Retail Grocery coffee products to supermarket chains, wholesalers and independent food outlets ("Retail Customers") through independent food brokers. The Company's retail products include coffees sold under the Chock full o' Nuts, Cain's and Safari labels. The Company's best known product, Chock full o' Nuts premium, vacuum packed, all-method grind coffee, is superior to most competitors in being able to produce a more consistent, better tasting, finished brew from a single, "all-method grind", regardless of the coffee maker used. The Company also sells an "extended yield" coffee, which produces more cups than equivalent quantities of standard yield coffee. Additionally, the Company sells decaffeinated roast and ground coffee, instant coffees, a premium quality Cafe blend and a Rich French Roast coffee, as well as a ready-to-drink iced cappuccino product, called Chock o'ccino.

The Company and Greenwich roast, pack and market regular, decaffeinated and instant coffees for sale by others under a variety of private labels. In fiscal 1995 the Company's coffee sales to Retail Customers accounted for approximately 48% of sales and represented approximately 4% of total Retail Grocery coffee sales in the United States.

Chock full o' Nuts all-method grind coffee is sold in most major metropolitan areas of the United States and in the provinces of Ontario and Quebec, Canada. Sales are concentrated in the New
York metropolitan area, upstate New York, New England, Philadelphia, Washington, D.C. and Florida. The Company believes that its distinctive packaging design and one grind concept are important factors in the marketing of its coffee products. Marketing a single important factors in the marketing of its coffee products. Marketing a single grind coffee has enabled the Company's all-method grind coffee to be consistently one of the fastest moving items off supermarket shelves in its core markets.

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

Competition

The coffee business is highly competitive. The Company competes for Retail Customers with a number of nationally and regionally established brands.
Its largest competitors are Kraft Foods (Maxwell House, Yuban and Sanka coffees), Procter & Gamble (Folger's coffees) and The Nestle Company (Hills, MJB and Chase & Sanborn coffees), with combined annual sales accounting for approximately 80% of the United States coffee market. The profitability of the Company's coffee sales to Retail Customers is largely dependent on competitive pricing conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Retail Restaurant and Cafe Division

In June 1994, with the opening of a flagship store in Midtown Manhattan, the Company began to develop the business of operating retail cafes which offer moderately priced specialty coffees, sandwiches, salads, bakery products, snacks, and other assorted food and beverage products. The cafe has an upscale motif, featuring a rich wood and granite interior and utilizes a quick-service format.

The Company has developed a number of formats for expansion of this retail cafe concept, including the full cafe (2500 to 3500 square feet with seating for 45-75), the mini-cafe (400-1000 square feet with limited seating), and Chock Full O'Nuts EXPRESS-Osm (a modular kiosk of 150 square feet). The Company intends to open additional locations utilizing the above formats, in central business districts and high-volume public locations.

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


RESEARCH AND DEVELOPMENT

The Company invested a nominal amount in research and development for the three years ended July 31, 1995.

EMPLOYEES

The Company employs approximately 1,150 employees, 15% of whom are represented by labor unions. The Company believes that its relations with both union and non-union employees are good.


REAL ESTATE OPERATIONS

The Company is both lessor and lessee on certain properties and an owner of one property in New York City. Such properties had been part of the Company's former restaurant operations. Additionally, the Company owns a coffee roasting facility in Castroville, California which it leases to the owner of Hillside Coffee of California, Inc.

OTHER MATTERS

Reference is made to Notes 2, 5 and 6 of notes to consolidated financial statements with respect to the acquisition and disposition of certain assets.

			  Item 101 (b) of Regulation S-K

Segment Information is incorporated herein by reference.
			  Item 101 (d) of Regulation S-K

All of the Company's operations are located in the United States.
Export sales are not significant.

Item 2.  PROPERTIES

The Company leases certain premises which are under long-term leases expiring on various dates through 2009 and certain of which contain renewal options. Reference should be made to Note 7 of the notes to consolidated financial statements for additional information about these leases. The following table sets forth the location and certain information with respect to the Company's plants and certain other properties as of October 13, 1995, all of which premises the Company considers adequate for its present and anticipated needs.


PLANTS AND OTHER PROPERTIES


						 Approximate    Whether
						 Square Feet    Owned
						     of          Or
Location                Principal Use            Floor Space     Leased (1)
Brooklyn, New York      Coffee Roasting Plant,
	Warehouse                                   55,000        Owned
St. Louis, Missouri     Coffee Roasting Plant,
	Warehouse                                   77,000        Owned
Secaucus, New Jersey    Warehouse and Offices      104,000        Owned
Hialeah, Florida        Coffee Roasting Plant,
	Warehouse                                   50,000        Owned
Rochester, New York     Coffee Roasting Plant,
	Warehouse                                   50,000       Leased
Oklahoma City, Oklahoma Coffee Roasting Plant
			and Processing Plant for
			Tea and Related Food
			Products, Warehouse        150,000        Owned
Springfield, Missouri   Processing Plant for
			Spices, Warehouse           30,000       Leased
574 Fifth Avenue        Real Estate
 New York, New York     Operation                   13,000       Leased
422 Madison Avenue      Real Estate and Restaurant
 New York, New York     Operation                    8,750       Leased
532 Madison Avenue      Real Estate
 New York, New York     Operation                   12,250       Leased
49 Broadway             Real Estate
 New York, New York     Operation                   12,000       Leased
1420 Broadway           Real Estate
 New York, New York     Operation                    6,750       Leased
370 Lexington Avenue    Corporate
 New York, New York     Headquarters                11,000       Leased
Waverly Place corner
 Green Street           Real Estate
 New York, New York     Operation                    2,500       Leased
336 Broadway            Real Estate
 New York, New York     Operation                   10,500        Owned
Castroville, California Real Estate                 66,000        Owned
			Operation
512 Seventh Avenue      Restaurant Operation         2,500       Leased
 New York, New York
1114 Avenue of the
Americas                Restaruant Operation         2,800       Leased
 New York, New York
43 West 42 Street       Restaurant Operation           340       Leased
 New York, New York
Chelsea Piers           Restaurant Operation         4,300       Leased
 Pier 61 Hudson River
 New York, New York
Expo Design Center      Restaurant Operation         3,000       Leased
 Westbury, New York
Queen Ann Plaza         Restaurant Operation           250       Leased
 Norwell, Mass
Brown Avenue
 Manchester,
 New Hampshire          Restaurant Operation           500       Leased
Natick Crossing Mall    Restaurant Operation         1,500       Leased
 Natick, Mass.
190 Old Derby Street    Headquarters, Quikava        1,196       Leased
 Hingham, Mass.

(1) -- No Company-leased premises are owned by any officer or director of the Company. See
Note 7 of notes to the consolidated financial statements.



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


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
				       and

Item 11.  EXECUTIVE COMPENSATION
				       and

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
				       and

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per General Instruction G. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended July 31, 1995 which is to be filed with the Commission.


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

       (a)      Articles of incorporation filed as an Exhibit to Form
       10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

       (b) By-laws filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

Exhibit 4 Instruments defining the rights of security holders, including indentures.

       (a) Indenture dated as of September 15, 1986 between the Company and Manufacturers Hanover Trust Company ("Manufacturers") filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

       (b) Form of the Company's 8% Convertible Subordinated Debenture included in Exhibit 4(a) filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.


       (c) Instrument of resignation, appointment and acceptance dated August 9, 1993 among the Company, Manufacturers and Liberty Bank and Trust Company of Oklahoma City filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

       (d) Indenture dated as of April 1, 1987 between the Company and IBJ Schroder Bank and Trust Company filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

       (e) Form of the Company's 7% Convertible Senior Subordinated Debenture included in Exhibit 4(d) filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

Exhibit 9    Voting Trust Agreement, not applicable.



Exhibit 10   Material contracts

(a) Rights Agreement, dated as of December 30, 1987, with IBJ Schroder Bank and Trust Company, as Rights Agent, the form of Rights Certificate and Summary of Rights to Purchase Common Stock filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

(b) Benefits protection trust with National Westminster Bank USA filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

(c) Resolution of the Board of Directors adopting severance policy filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

(d) Chock full o' Nuts Corporation Employees' Stock Ownership Plan dated December 16, 1988 filed herein.

(e) Stock purchase agreement dated October 16, 1992 by and between Chock full o' Nuts Corporation and Nestle' Beverage Corporation filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

(f) Amended and Restated Credit Agreement dated December 4, 1992 among Chock full o' Nuts Corporation and its Subsidiaries and National
Westminster Bank USA and Chemical Bank filed as an Exhibit to Form 8-K dated December 10, 1992 is incorporated herein by reference.

(g) Agreement and Plan of Merger by and among JJJ Acquisition Corp., Chock full o' Nuts Corporation and Jimbo's Jumbos, Incorporated dated April 22, 1993 filed as an Exhibit to Form 8-K dated July 8, 1992 is incorporated herein by reference.

(h) Agreement with Joseph Breslin dated August 5, 1993 filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1993 is incorporated herein by reference.

(i) Stock Purchase Agreement between Chock full o' Nuts Corporation, Hillside Holding Corporation and Gourmet Coffees of America, Inc. dated October 8, 1993 filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1993 is incorporated herein by reference.

(j) Agreement dated November 7, 1989 by and between Chock full o'Nuts Corporation and Tetley, Inc. for the purchase of Tetley's instant coffee business filed as an Exhibit to Form 10K for the fiscal year ended July 31, 1990 is incorporated herein by reference.

(k) Standstill agreement by and among Chock full o'Nuts Corporation and Steven Schulman and Leon Pordy, M.D. dated June 21, 1991 filed as an Exhibit to Form 10K for the fiscal year ended July 31, 1991 is incorporated herein by reference.

(l) Form of restricted stock agreement dated January 2, 1988 with key employees (including certain officers and directors) filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorportated herein by reference.


Exhibit 11  Statement re:  Computation of Per Share Earnings

Exhibit 12  Statement re:  Computation of ratios, not applicable.

Exhibit 13  Not applicable.

Exhibit 18  Letter rechange in accounting principles, not applicable.

Exhibit 21  Subsidiaries of the registrant.

Exhibit 22 Published report regarding matter submitted to vote of security holders, not applicable.

Exhibit 23  Consent of experts and counsel, not applicable.

Exhibit 24  Power of attorney, not applicable.

Exhibit 27      Financial Data Schedule.

Exhibit 99  Additional exhibits, not applicable.




	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   CHOCK FULL O' NUTS CORPORATION
						     (Registrant)

October 13, 1995                          /s/Howard M. Leitner
					  Howard M. Leitner, Vice President,
					  Chief Financial and Accounting
					  Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 1995   /s/Norman E. Alexander October 13, 1995
		   Norman E. Alexander                     Mark A. Alexander
		   Chairman of the Board                   Director


October 13, 1995                          October 13, 1995 /s/Martin J. Cullen
		   Virgil Gladieux                         Martin J. Cullen
		   Director                                Vice President and
							   Director

October 13, 1995   /s/Stuart Z. Krinsly   October 13, 1995 /s/Marvin I. Haas
		   Stuart Z. Krinsly                       Marvin I. Haas
		   Director                                President and
							   Chief Executive
							   Officer
							   and Director

October 13, 1995   /s/Howard M. Leitner   October 13, 1995
		   Howard M. Leitner                       Henry Salzhauer
		   Vice President and                      Director
		   Chief Financial Officer
		   and Director

October 13, 1995   /s/R. Scott Schafler   October 13, 1995
		   R. Scott Schafler                       David S. Weil
		   Director                                Director



ANNUAL REPORT ON FORM 10-K
	ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

	LIST OF FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
	AND FINANCIAL STATEMENT SCHEDULES

	CERTAIN EXHIBITS

	YEAR ENDED JULY 31, 1995

	CHOCK FULL O' NUTS CORPORATION

	NEW YORK, NEW YORK





FORM 10-K--ITEM 14(a)(1) and (2)

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

								    Page
Report of Independent Auditors..................................... 17
Consolidated Balance Sheets--July 31, 1995 and 1994................ 18 and 19
Consolidated Statements of Operations--Years Ended
  July 31, 1995, 1994 and 1993..................................... 20
Consolidated Statements of Cash Flows--
  Years Ended July 31, 1995, 1994 and 1993......................... 21 and 22
Consolidated Statements of Stockholders' Equity--
  Years Ended July 31, 1995, 1994 and 1993......................... 23 and 24
Notes to Consolidated Financial Statements......................... 25 to 35

The following consolidated financial statement schedule of the registrant and its subsidiaries is included in Item 14(d):
								    Page
Schedule II -- Valuation and Qualifying Accounts................... 41


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.






Ernst & Young LLP

Report of Independent Auditors





The Board of Directors and Stockholders
Chock Full o'Nuts Corporation
New York, NY


We have audited the accompanying consolidated balance sheets of Chock Full o'Nuts Corporation and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chock Full o'Nuts Corporation and subsidiaries at July 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





ERNST & YOUNG LLP
New York, NY
October 5, 1995







CONSOLIDATED BALANCE SHEETS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1995 and 1994

ASSETS                                                     1995        1994
CURRENT ASSETS:
	Cash and cash equivalents                      $ 8,386,620  $5,939,456
	Receivables, principally trade, less
		allowances for doubtful accounts and
		discounts of $1,251,000 and $928,000--
	Notes 3 and 11(a)                               37,703,214  31,935,437
	Inventories--Notes 1 and 3                      60,576,420  45,543,048
	Investments in marketable securities,
	at cost (market value of $6,975,000)             6,972,928  25,786,080
	Prepaid expenses and other -- Note 4             2,916,690   3,466,246
		 TOTAL CURRENT ASSETS                  116,555,872 112,670,267


PROPERTY, PLANT AND EQUIPMENT, at cost-
	Note 3:
		Land                                    3,114,889    3,754,639
		Buildings and improvements             14,457,466    18,652,07
		Leaseholds and leasehold improvements   2,443,678    1,795,326
		Machinery and equipment                71,022,693   72,603,462
						       91,038,726   96,805,506
Less allowances for depreciation and
       amortization                                    39,273,602   41,510,772
						       51,765,124   55,294,734
REAL ESTATE HELD FOR SALE OR DEVELOPMENT,
	at cost - Note 3                                7,747,107    5,404,243

OTHER ASSETS AND DEFERRED CHARGES, net--Note 11(b)     25,099,333   29,367,430


EXCESS OF COST OVER NET ASSETS
  ACQUIRED, net --Notes 1 and 2                         5,869,138    6,070,268
						     $207,036,574 $208,806,942
See notes to consolidated financial statements




CONSOLIDATED BALANCE SHEETS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1995 and 1994

					      1995            1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                      $  12,937,578     $ 11,851,998
  Accrued expenses                         12,438,512       17,381,839
  Income taxes--Note 4                      1,530,543        1,698,293
	       TOTAL CURRENT LIABILITIES   26,906,633       30,932,130

LONG-TERM DEBT -- Note 3                  106,568,896      110,427,265

OTHER NON-CURRENT LIABILITIES--
  Notes 9 and 11(c)                         1,468,358        4,743,855

DEFERRED INCOME TAXES -- Note 4             7,156,000        4,442,000

STOCKHOLDERS' EQUITY--Notes 3, 8 and 9:
    Common stock, par value $.25 per share;
     Authorized 50,000,000 shares;
	Issued 11,211,068 and 10,898,130
	shares                              2,802,767        2,724,533
    Additional paid-in capital             51,357,008       49,322,585
    Retained earnings                      18,970,435       16,217,803
					   73,130,210       68,264,921

    Deduct:
     Cost of 475,522 shares in treasury    (6,573,719)      (6,573,719)
     Deferred compensation under stock
	bonus plan and employees' stock
	ownership plan                     (1,619,804)      (1,663,510)
     Unfunded pension losses                                (1,766,000)
	       TOTAL STOCKHOLDERS' EQUITY  64,936,687       58,261,692

LEASES--Note 7                                             ___________
					 $207,036,574     $208,806,942

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years ended July 31, 1995, 1994 and 1993

				     1995           1994          1993
Revenues:
  Net sales                      $328,377,727   $263,638,453  $251,641,474
  Rentals from real estate          2,061,015      2,059,647     1,875,578
				  330,438,742    265,698,100   253,517,052
Costs and expenses:
  Cost of sales                   235,146,454    175,664,343   157,206,889
  Selling, general and
   administrative expenses         78,101,749     77,851,623    78,687,340
  Expenses of real estate           1,571,090      1,742,462     1,884,106
  Restructuring charge -- Note 11(c)                             3,597,769
  Officer's termination benefits
  -- Note 11 (d)                                 ___________       817,535
				  314,819,293    255,258,428   242,193,639
      OPERATING PROFIT--Note 6     15,619,449     10,439,672    11,323,413

Interest and dividend income          903,887        867,517       861,076
 Interest expense                  (9,191,495)    (8,802,413)  (10,228,159)
 Gain on sale of product line -- Note 6           12,475,246
Gain on sales of marketable securities                             455,558
Other income/(deductions)-- Note 11(f)532,447        775,292        (1,063)
      INCOME BEFORE INCOME TAXES    7,864,288     15,755,314     2,410,825
Income taxes--Note 4:
  Current:
    Federal                         2,267,000      6,742,000     1,648,000
    State and local                   161,000        348,000       348,000
  Deferred                            573,000        781,000      (647,000)
				    3,001,000      7,871,000     1,349,000
      INCOME FROM CONTINUING
      OPERATIONS                    4,863,288      7,884,314     1,061,825

Discontinued operations -- Note 5:
  Income from operations, net of income
    taxes of $1,339,000                                          1,103,029
  Loss on disposition                                           (3,171,240)
								(2,068,211)
      NET INCOME/(LOSS)            $4,863,288     $7,884,314   $(1,006,386)

Earnings/(loss) per share--Note 1:
  Primary:
    Continuing operations                $.45          $ .73         $ .10
    Discontinued operations                                           (.19)
    Net income/(loss)                    $.45           $.73         $(.09)
  Fully diluted:
    Continuing operations                $.42           $.54         $ .10
    Discontinued operations        ____                               (.19)
    Net income/(loss)                    $.42           $.54         $(.09)


See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1995, 1994 and 1993


					    1995         1994        1993
Operating Activities - Continuing Operations:
  Net income                             $4,863,288  $ 7,884,314 $ 1,061,825
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization of
    property, plant and equipment        6,006,989     6,187,476   6,983,539
  Amortization of deferred compensation
    and deferred charges                 4,646,287     4,430,010   5,311,264
  Restructuring charge                                             2,900,000
  (Gain) on sale of property,plant
  and equipment                           (589,137)
 (Gain) on sales of marketable securities                           (455,558)
  Deferred income taxes                    573,000       781,000    (647,000)
  Gain on sale of product line                       (12,475,246)
  Other, net                                 1,850    (1,533,353) (2,844,800)
	Changes in operating assets and
    liabilities, net of effects from
    acquired companies:
       (Increase)in accounts receivable (6,090,777)   (4,226,971)   (307,577)
       (Increase) in inventory         (15,033,372)   (7,151,651) (3,631,870)
       (Increase)/decrease in prepaid
       expenses                         (1,481,444)      617,452     149,693
       (Decrease)/increase in accounts
       payable,
	 accrued expenses and income
	 taxes                            (780,497)      659,932   4,309,899
					 __________   __________  __________
     NET CASH (USED IN)/PROVIDED BY OPERATING
       ACTIVITIES                       (7,883,813) (4,827,037)(1)12,829,415
Investing Activities - Continuing Operations:
  Purchases of marketable securities   (11,473,787)  (29,117,568)   (275,591)
  Proceeds from sale and collection of
    principal of marketable securities  31,086,939     3,331,488  23,595,522
  Purchases of property, plant and
  equipment                             (9,004,570)   (5,680,956) (8,057,739)
  Acquisition of businesses                             (473,788)(56,019,777)
   Proceeds from sale of product line                 38,055,704
  Increase in net assets of product line sold         (1,265,892)
  Sale of business                                                32,917,500
  Proceeds from sale of property, plant and
    equipment                            4,078,764    _________
    NET CASH PROVIDED BY/(USED IN)
      INVESTING ACTIVITIES              14,687,346     4,848,988  (7,840,085)




CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1995, 1994 and 1993


FINANCING ACTIVITIES - Continuing Operations:
Loan to employees' stock ownership plan  (500,000)
Purchase of treasury stock                           (1,850,000)
   Principal payments of long-term
   debt                                (3,856,369)               (35,497,348)
  Proceeds from long-term debt                        2,355,091   36,578,345
  Other                                                 (56,745)  (2,400,459)
     NET CASH (USED IN)/PROVIDED BY
       FINANCING ACTIVITIES            (4,356,369)      448,346   (1,319,462)
INCREASE IN CASH AND CASH
   EQUIVALENTS - CONTINUING OPERATIONS  2,447,164       470,297    3,669,868
  Cash and cash equivalents at beginning
   of year - continuing operations      5,939,456     5,469,159    2,529,123
CASH AND CASH EQUIVALENTS AT END OF YEAR
- CONTINUING OPERATIONS                $8,386,620    $5,939,456   $6,198,991(2)

Supplemental Information

    Cash paid during the year:            1995          1994          1993
      Interest                         $8,532,841    $8,103,742   $9,769,319
      Income taxes                      1,080,706     5,129,630    1,611,825



(1) Net cash used in operating activities in 1994 is, in large part, due to income taxes of approximately $6,000,000 related to the gain on sale of product line. Under FASB Statement No. 95, "Statement of Cash Flows", the pre-tax gain on sale of the product line was deducted in arriving at cash flow from operating activities but the related income taxes were not similarly treated.

(2) Includes $729,832 of cash and cash equivalents included in net assets of product line sold.

See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1995, 1994 and 1993




						      Common Stock
						Issued           In Treasury
					  Shares     Amount    Shares    Amount
							In Thousands

Balance at July 31, 1992                  10,192     $2,548      276     $4,724
Net (loss)
3% stock dividend                            300         75
Conversion of debentures                     100         25
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
Other
Increase in unfunded pension losses       _____       _____
Balance at July 31, 1993                 10,592       2,648     276     4,724

Net income
3% stock dividend                           303          76
Conversion of debentures                      3           1
Purchase of treasury stock                  200       1,850
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
Increase in unfunded pension losses                  ______     ___    ______
Balance at July 31, 1994                 10,898       2,725     476    $6,574

Net income
3% stock dividend                           313          78
Conversion of debentures
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
     Loan to employees' stock ownership
     plan
Decrease in unfunded pension losses       _____

Balance at July 31, 1995                 11,211      $2,803     476    $6,574

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1995, 1994, and 1993
				 Deferred
				Compensation
				Under Stock
				Bonus Plan
			       and Employees'  Unfunded  Additional
			      Stock Ownership   Pension   Paid-In   Retained
				   Plan         Losses    Capital   Earnings
						  In Thousands

Balance at July 31, 1992         $3,089          $150     $43,868    $13,953
Net (loss)                                                            (1,006)
3% stock dividend                                           2,415     (2,490)
Conversion of debentures                                      825
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                  (862)
Other                                                         148
Increase in unfunded pension losses               275      ______
Balance at July 31, 1993         2,227            425      47,256     10,457

Net income                                                             7,884
3% stock dividend                                           2,048     (2,123)
Conversion of debentures                                       19
Purchase of treasury stock
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                  (563)
Increase in unfunded pension losses            1,341
Balance at July 31, 1994         1,664         1,766      49,323     16,218

Net income                                                            4,863
3% stock dividend                                          2,032     (2,111)
Conversion of debentures                                       2
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                 (544)
    Loan to employees' stock
    ownership plan                500
 Decrease in unfunded pension losses         (1,766)

 Balance at July 31, 1995      $1,620        $  -        $51,357    $18,970

See notes to consolidated financial statements









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1995, 1994 and 1993

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Fiscal year: During fiscal 1995, the Company elected to use a year ending on the Friday closest to July 31. Fiscal years are designated as ending July 31 for convenience of reference.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

 Receivables - Concentration of Credit Risk: The Company's primary business is the roasting, packing and marketing of a broad range of regular and decaffeinated, ground roast, instant and specialty coffees for the Foodservice and Retail Grocery Industries. These products are sold regionally throughout the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses relating to customers consistently have been within management's expectations.

Cash Equivalents:   The Company considers all highly liquid investments
with a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

    July 31,                        1995            1994

    Finished goods               $37,194,809     $24,684,609
    Raw materials                 19,928,214      16,889,428
    Supplies                       3,453,397       3,969,011
				 $60,576,420     $45,543,048

Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment are computed by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Pre-opening Costs: Retail restaurant and cafe pre-opening costs are charged to operations as incurred.

Excess of Cost over Net Assets Acquired: Excess of cost over net assets acquired is being amortized on a straight-line basis over periods of 40 and 15 years. Accumulated amortization amounted to $1,554,000 and $1,353,000 at July 31, 1995 and 1994, respectively.

Other Intangibles: Other intangibles consist principally of trademarks, covenants not to compete and customer lists. Such items are being amortized on a straight-line basis over periods of 40, 5 and 7.5 years, respectively.

Per Share Data: Primary per share data is based on the following weighted average number of common shares outstanding during each year retroactively adjusted for stock dividends:10,736,000 in 1995, 10,797,000 in 1994 and 10,884,000 in 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

Fully diluted per share data, assuming conversion of debentures, is based on 22,557,000 and 22,619,000 common shares outstanding for the years ended July 31, 1995 and 1994. Assumed conversion of debentures would have had an anti-dilutive effect for the year ended July 31, 1993.

NOTE 2--ACQUISITIONS

On March 11, 1994, the Company acquired, for approximately $467,000 in cash, all the operating assets and liabilities of a company engaged in the commercial franchising and operation of drive-through food service establishments primarily engaged in the sale of gourmet coffee complimented by fresh bakery goods, sandwiches and ancillary products. The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired (approximately $360,000) is being amortized over a period of 15 years using the straight-line method. The pro forma effects on the Company's operations as if this business had been acquired on August 1, 1992 are not material.

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

The following pro forma unaudited results of operations assume the acquisition of Cain's occurred at the beginning of fiscal 1993 and gives effect to certain adjustments, including depreciation of property, plant and equipment, amortization of intangibles and interest expense, resulting from the acquisition and related financing. Amounts for 1993 include the pre-acquisition results of operations for Cain's for the four months ended October 31, 1992.


Year Ended July 31                                                  1993
Net sales                                                       $275,000,000
Income from continuing operations                                  1,269,000
Income from continuing operations per share                              .12
Net (loss)                                                          (799,000)
Net (loss) per share                                                    (.07)




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 3--LONG TERM DEBT

Long-term debt consists of the following:
								July 31
							 1995          1994

     7% Convertible senior subordinated
       debentures due 2012                          $ 51,693,000  $ 51,693,000
     8% Convertible subordinated debentures
       due 2006                                       43,266,000    43,268,000
     Revolving credit and term loan                   11,609,896    15,466,265
								   ___________
						    $106,568,896  $110,427,265

The 7% and 8% debentures require annual sinking fund payments of $3,000,000 and $3,750,000, respectively, which after giving effect to previous conversions and redemptions, commence April 1, 2000 and March 15, 1998, respectively, and provide for balloon payments of $18,000,000 and $12,500,000 on April 1, 2012 and September 15, 2006, respectively. The debentures are convertible at the option of the debenture holders into shares of the Company's common stock at a price of $8.23 per share and $7.81 per share, respectively (subject to adjustment).

During the years ended July 31,1995 and 1993, $2,000 and $437,000 of 8% debentures were converted into 248 and 51,000 shares of common stock, respectively. During the years ended July 31,1994 and 1993, $20,000 and $438,000 of 7% debentures were converted into 2,000 and 49,000 shares of common stock, respectively. As of July 31, 1995, approximately 11,821,000 common shares are reserved for issuance upon conversion of debentures

Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with National Westminster
Bank USA and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding at any time may not exceed $40,000,000. Interest (8.75% at July 31, 1995) on all such loans is equal to the prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at July 31, 1995) are to be repaid in December 1997. Outstanding loans under the revolving credit agreements are to be repaid in December 1997. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and requires repayment of outstanding loans with excess cash flow, as defined.

As of July 31, 1995, long-term debt matures as follows: $12,269,896 (year ending July 31, 1998), $3,750,000 (year ending July 31, 1999), $4,443,000
(year ending July 31, 2000) and $86,000,000 thereafter.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 4--INCOME TAXES

The provision for income taxes for continuing operations differs from the expected Federal income tax for the reasons shown in the following table:

					  1995         1994         1993
  Federal income tax provision
    expected at the statutory rate    $2,673,858   $5,514,360  $  819,681
  Effect on Federal income tax of:
     Difference between tax and book
     basis of product line sold                     1,721,214
    State and local income taxes,
	net of Federal income tax
	benefit                          106,260      226,200     229,680
    Amortization of excess of cost over
	net assets acquired               68,000       88,200     178,160
    Other                                152,882      321,026     121,479

				      $3,001,000   $7,871,000  $1,349,000

Deferred tax liabilities and assets are comprised of the following at July
31,

						   1995        1994
   Net deferred non-current tax liabilities:
     Net difference between tax and book basis
	of property, plant and equipment      $7,668,000    $6,216,000
     Unfunded pension liabilities                250,000      (931,000)
     Compensation under stock bonus plan and
       employees' stock ownership plan          (332,000)     (358,000)
     Other                                      (430,000)     (485,000)
					      $7,156,000    $4,442,000
    Net deferred current tax assets:
      Restructuring charges                    $ 130,000    $1,767,000
      Net difference between tax and book
	 basis of inventory                      317,000       410,000
      Officers' termination benefits              91,000       211,000
      Allowance for doubtful accounts and
      discounts                                  343,000       400,000
      Other                                       45,000      (166,000)
      Accrued cash bonus                         190,000
      Payment of underfunded pension plan       (525,000)
					       $ 591,000    $2,622,000

Under the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.




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

The Company restated its financial statements to present the operating results of JJI as a discontinued operation.

Operating profits from discontinued operations were as follows:
								1993
Net sales                                                   $45,722,099
Costs and expenses:
  Cost of sales                                              37,240,237
  Selling, general and administrative expenses                5,413,440
							     42,653,677
Operating profit                                            $ 3,068,422

NOTE 6--PRODUCT LINE SOLD

In October 1993, the Company and Gourmet Coffees of America ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Hillside's business consisted of roasting, packing, distributing and marketing specialty coffee to supermarkets. Pursuant to the agreement which was consummated on November 19, 1993, the Company received (a) $38,500,000 and (b) shares of stock representing approximately one-half of one percent of the equity of GCA. The Company recorded an approximate $6,200,000 after tax gain upon consummation of the sale. The operating profits of Hillside, before intercompany management charges, for the period August 1, 1993 to November 19, 1993 and fiscal 1993 included in the results of operations are as follows:

					   Period From
					August 1, 1993 to       July 31,
					November 19, 1993         1993
Net sales                                 $9,556,000         $ 27,720,163
Costs and expenses:
  Cost of sales                            4,089,000           10,974,986
  Selling, general and administrative
   expenses                                3,288,000           11,240,716
					   7,377,000           22,215,702
Operating profit                          $2,179,000         $  5,504,461





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 7 -- LEASES

The Company and subsidiaries lease manufacturing plants, warehouses, office space and restaurant locations and related premises. Leases which provide for payment of property taxes, utilities and certain other expenses, expire on various dates through 2009 and contain renewal options. As of July 31, 1995, the Company's obligation for future minimum rental payments, assuming the exercise of renewal options, aggregated $15,897,000. Payments required in the following five fiscal years amount to $3,698,000 (1996), $2,972,000
(1997), $2,308,000 (1998), $2,307,000 (1999) and $1,334,000 (2000).   Rental
expense charged to continuing operations under operating leases for the years ended July 31, 1995, 1994 and 1993 was $4,893,000, $4,496,000 and $1,797,000,
respectively.

As of July 31, 1995, future minimum rental payments due from tenants under sub-leases of retail facilities and related premises aggregated $10,790,000. Amounts receivable in the following five fiscal years amount to $1,621,000
(1996), $1,403,000 (1997), $1,395,000 (1998), $1,326,000 (1999) and
$1,058,000 (2000).


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

The Company has a Warrant Dividend Plan which provides for distribution to shareholders of a right to purchase one share of the Company's common stock currently for $24.13 (subject to anti-dilution adjustments) as a dividend on each of the Company's outstanding common shares. These rights are not currently exercisable and will only become exercisable upon the happening of certain events. Under certain circumstances, the rights entitle the holders to receive, upon payment of the then current exercise price of the right, that number of shares of Company common stock having a market value of two times the then current exercise price of the right. The rights will expire on December 30, 1997 and are redeemable at $.05 per right at any time prior to the occurrence of certain events.

The Company's incentive compensation plan provides, among other things, for incentive or non-qualified stock options, stock appreciation rights, performance units, restricted stock and incentive bonus awards. During the years ended July 31, 1995 and 1994, respectively, non-qualified stock options for the purchase of 250,000 and 109,000 shares, at prices of $5.75 and $8.50 per share, were granted to key executives under the plan. During the year ended July 31, 1995 options to purchase 8,500 shares were forefeited. At July 31, 1995, there were outstanding options for 350,500 shares. The 1995 options were granted to the Chief Executive Officer. Options granted are exercisable at the fair market value at date of grant and, subject to termination of employment, expire ten years from the date of grant, are non-transferable other than on death, and are exercisable in three equal annual installments commencing three years from date of grant.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

 NOTE 8--STOCKHOLDERS EQUITY--continued

Under the incentive compensation plan, as of July 31, 1995, 47,000 common shares are outstanding which were issued to key executives in 1987 and 1988. These shares are subject to restricted stock agreements which provide that the shares will vest ratably over periods through 2001. Such shares are subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. The fair value of the shares on the dates of issuance is being charged to operations as compensation during the period the restrictions remain in effect. At July 31, 1995, 137,000 shares were available under the plan.


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

A summary of the components of net periodic pension cost for the defined benefit plans for the three years ended July 31, 1995 and total contributions charged to pension expense for the union-sponsored plans follows (in thousands):


						1995     1994     1993

      Service cost-benefits earned
	during the year                        $1,813    $1,471  $1,058
      Interest cost on projected benefit
	obligation                              1,961     1,782   1,599
      Actual return on plan assets             (1,723)   (1,654) (1,600)
      Net amortization and deferral               253       156      (4)
      NET PENSION COST OF DEFINED BENEFIT
	PLANS                                   2,304     1,755   1,053
      UNION-SPONSORED PLANS                       287       422     505
      TOTAL PENSION EXPENSE                    $2,591    $2,177  $1,558





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 9--PENSION PLANS--Continued

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet at July 31, for the defined benefit pension plans (in thousands):
				    1995                  1995         1994
			      Plan Whose Assets        Plans Whose Accumulated
			      Exceed Accumulated       Benefits Exceed Assets

Actuarial present value of
 benefit obligations:

 Vested benefit obligation        $(20,659)           $(2,306)      $(21,780)
 Accumulated benefit
  obligation                      $(20,973)           $(2,309)      $(22,124)
 Projected benefit
  obligation                      $(23,075)           $(2,309)      $(24,320)

 Plan assets, consisting
  primarily of U.S. treasury
  notes, other U.S. agency
  issues, guaranteed insurance
  contracts and corporate obli-
  gations, at fair value           21,056               2,046         20,202

Projected benefit obligation
 (in excess of)plan assets         (2,019)               (263)        (4,118)
Unrecognized prior service cost       270                 124            395
Unrecognized net loss               4,414                  39          5,884
Unrecognized net asset at
 August 1, 1987; net of amortization (593)                (65)          (745)
Adjustment required to recognize
 minimum liability                                                    (3,338)
Net pension asset(liability)
 recognized in the consolidated
 balance sheet                     $2,072               $(165)       $(1,922)

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4% and 8.25% and 4%, respectively, at July 31, 1995 and 1994. The expected long-term rate of return on plan assets was 8.0%, 8.5% and 8.5% in 1995, 1994 and 1993, respectively.

Provisions of FASB Statement No. 87 (the Statement) require the Company, under certain circumstances, to record a minimum pension liability relating to unfunded accumulated benefit obligations, establish an intangible asset relating thereto and reduce stockholders' equity, net of future tax benefits. During fiscal 1995, minimum pension liability recorded in prior years related to this matter was eliminated due to the current relationship of plan assets and accumulated benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended July 31, 1995 and 1994:

						     Fiscal 1995
						   Three Months Ended
				  October 31   January 31    April 30  July 31
				 (Thousands of Dollars Except Per Share Data)

Net sales                        $73,572      $91,704      $81,005     $82,097

Gross profit                     $22,713      $25,225      $23,323     $21,970

       NET INCOME                $   942      $ 1,295      $ 1,414     $ 1,213
Per share:
  Primary                        $   .09      $   .12      $   .13     $   .11

  Fully diluted                  $   .09      $   .11      $   .11     $   .11


					    Fiscal 1994
					 Three Months Ended
				October 31    January 31  April 30   July 31
				 (Thousands of Dollars Except Per Share Data)


Net sales                        $70,936      $62,108      $61,467   $69,127

Gross profit                     $25,505      $20,662      $20,160   $21,647

       NET INCOME/(LOSS)         $   506      $ 7,244(1)   $  (270)  $   404(2)

Per share:
  Primary                        $   .05      $   .67(1)   $  (.03)  $   .04(2)

  Fully diluted                  $   .05      $   .37      $  (.03)  $   .04


(1) Includes gain on sale of Hillside Coffee of California, Inc. of $7,068,000 ($.65 per share). See Note 6.


(2) Includes reduction of aforementioned gain of $844,000 ($.08 per share).


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 11--OTHER ITEMS

a. Receivables other than trade at July 31, 1995 and 1994 amount to $2,656,000 and $3,242,000, respectively. See Note 11(c).

b.  Other assets and deferred charges consist of (in thousands):

    July 31,                             1995             1994

Deferred financing costs (1)            $3,412          $ 4,065
Non-compete agreements                   4,468            6,170
Trademarks                               4,667            4,793
Customer lists                           5,819            6,972
Real estate and equipment held for rental, at
  cost net of accumulated depreciation and
  amortization of $705 and $1,654          677              617
Other                                    6,056            6,750
				       $25,099          $29,367


(1) Being amortized over the terms of the related indebtedness (see Note 3).

c. The Company recorded a charge in the fourth quarter of fiscal 1993 of $3,598,000 to provide for the estimated cost of consolidating and closing certain production facilities. Such charge consisted primarily of accrued expenses related to closing such facilities. The Company substantially completed the restructuring during fiscal 1995. The after tax charge for such restructuring was $2,232,000 ($.21 per share) in fiscal 1993.

In connection with closing a business and termination of a pension plan the Company has paid a liability for an underfunded pension plan of approximately $1,500,000 and recorded a similar amount receivable from the previous owner of such business pursuant to the acquisition agreement. The previous owner of the business is contesting the liability to the Company. The Company, based upon its interpretation of the acquisition agreement and after consultation with counsel, believes the previous owner of the business is responsible for an amount approximating the underfunded pension liability and has commenced litigation seeking such amount.

d. In August 1993 Joseph Breslin then Chairman of the Board and Chief Executive Officer terminated his employment with the Company. In connection therewith, $818,000 was charged to operations in the fourth quarter of fiscal 1993 for compensation benefits (including 5,714 restricted shares of the Company's common stock which became subject to accelerated vesting) to which he was entitled as a result of his termination. The after-tax charge for such benefits was $507,000 ($.05 per share).


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 11--OTHER ITEMS--Continued


e. The Company believes that the fair value of its 7% and 8% convertible subordinated debentures approximates $49,625,000 and $43,266,000, respectively, as indicated by the public trading prices of such debt.


f. In fiscal 1995, other income includes $589,000 from the sale of a former manufacturing plant. In fiscal 1994, other income includes $700,000 from the sale of the Company's private label tea and drink mix business.

NOTE 12 -- INDUSTRY SEGMENT INFORMATION

The Company's financial information by industry segment for 1995, 1994 and 1993 may be found on page 39 and is incorporated herein.

SELECTED FINANCIAL DATA
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

					       YEAR ENDED JULY 31
			    1995        1994      1993      1992        1991
		       (Dollar Amounts in Thousands, Except Per Share Amounts)

Net sales               $328,378     $263,638  $251,641  $203,640   $200,037
Income/(loss) from
  continuing operations    4,863        7,884     1,062    (5,822)     1,380
Working capital           89,649       81,738    72,022    45,027(1)  44,947(1)
Working capital ratio   4.3 to 1     3.6 to 1  3.8 to 1  3.2 to 1   3.9 to 1
Total assets             207,037      208,807   195,304   184,648    183,260
Long-term debt           106,569      110,427   108,092   107,053    108,862
Stockholders' equity      64,937       58,262    52,985    52,406     58,445
Per common share (2):
 Income/(loss) from
   continuing operations     .45          .73       .10      (.56)       .14
 Stock dividends declared      3%           3%        3%        3%         3%
 Stockholders' equity       6.05         5.43      4.84      4.84       5.43


(1) Does not include $23,053 in 1992 and $23,184 in 1991 of marketable securities classified as non current.

(2) Per share data has been retroactively adjusted for a 3% stock dividend in July of each year.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

In October 1993, the Company and Gourmet Coffees of America, Inc. ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. ("Hillside") to GCA. Pursuant to the agreement, which was consummated on November 19, 1993, the Company received (a) $38,500,000 in cash and
(b) 75,000 shares of stock representing approximately one-half of one percent of the equity of GCA. A pre-tax gain of approximately $12,475,000 was recorded on the sale. Hillside's business consisted of roasting, packing, distributing and marketing specialty coffee to supermarkets.

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

In July 1993, the Company consummated the sale of its interest in Jimbo's Jumbos, Incorporated ("JJI"). The Company has presented the operating results of JJI as a discontinued operation in the consolidated financial statements for the year ended July 31, 1993.

The discussion and analysis that follows relates solely to continuing operations of the Company, including those of specialty coffee (see Note 6 of notes to consolidated financial statements).

Net sales increased $64,739,000 or 24.6% for the year ended July 31, 1995, compared to the prior year. The increase in net sales was due to an increase in the average selling price of coffee, partially offset by a decrease in coffee pounds sold and the loss of $9,557,000 of sales from Hillside (due to its disposition).

Operating profits from food products were $15,552,000 an increase of 50% for the year ended July 31, 1995, compared to $10,389,000 for the prior year.
The increase resulted primarily from increased gross profit margins partially offset by increased selling, general and administrative expenses and the loss of operating profits of $2,179,000 from Hillside (due to its disposition). Increased gross margins were due to an increase in the average selling price of coffee greater than the increase in the average cost of green coffee, partially offset by decreased coffee pounds sold. The price of green coffee has been volatile during the year ended July 31, 1995 and green coffee prices ranged from a low of $1.21 per pound to a high of $2.31 per pound. The Company consistently values its inventory and commitments at the lower of cost or market. Selling, general and administrative expenses increased primarily due to the Company's investment in its Cafe and Quikava operations, which are currently in the development stage and are currently not profitable, and increased advertising and payroll costs, partially offset by reduced coupon costs.

Net income was $4,863,000 or $.45 per share for the year ended July 31, 1995, compared to $7,884,000 or $.73 per share for the prior year. The difference was primarily due to increased operating profits, offset by increased income taxes on such operating profits and the gain on sale of Hillside Coffee of California, Inc. (the Company's specialty coffee product line) of $6,224,000 after income taxes or $.58 per share in the prior year.

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

Income from continuing operations was $7,884,000 or $.73 per share, compared to $1,062,000 or $.10 per share for the prior year. The difference was primarily due to the gain on sale of Hillside Coffee of California, Inc.
(the Company's specialty coffee product line) in fiscal 1994 of $6,224,000 after tax effect or $.58 per share, the restructuring charges and officer's termination benefits in fiscal 1993 aggregating $2,737,000 after tax effect or $.27 per share and reduced interest expense, partially offset by decreased operating profits from food products and reduced income taxes on the income excluding the gain on sale in fiscal 1994 and the aforementioned unusual charges in fiscal 1993.

General inflation has been relatively low for the last several years; however, green coffee prices have changed significantly during fiscal 1994 and 1995. While the Company manages its inventory to have rapid turnover, the changes in green coffee prices have impacted the company's gross profit percentage.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1995, working capital was approximately $89,650,000 and the ratio of current assets to current liabilities was 4.3 to 1.

As of July 31, 1995, the Company had unused borrowing capacity of approximately $28 million under its credit facilities of $40 million with National Westminster Bank USA and Chemical Bank (see Note 3 of notes to consolidated financial statements).

The Company plans on expanding its cafe and Quikava, company operated and franchised operations, which in total are currently operating in 12 locations. The sales of these operations, which are in the development stage, are not material to the Company's consolidated sales.

As a result of the rise in price of green coffee, the Company has financed increased inventories and receivables through the sale of marketable securities. The Company believes that its cash flow from operations, its marketable securities and cash equivalents and its amended and restated revolving credit andterm loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

SEGMENT INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

						Year Ended July 31
					1995          1994         1993
						  (Amounts in Thousands)

Net sales - food products             $328,378      $263,638     $ 251,641

Rental revenues                       $  2,061      $  2,060     $   1,876

Operating profit/(loss):
    Food products                     $ 15,552      $ 10,389     $  11,532(1)
    Real estate                            490           317            (9)
    Eliminations                          (423)         (266)         (200)
				       $15,619      $ 10,440     $  11,323

Identifiable assets:
    Food products                     $169,380      $153,751     $ 170,287
    Real estate                          9,564         9,913         7,356
    Corporate                           28,093        45,143        17,661
				      $207,037      $208,807     $ 195,304

Depreciation and amortization:
    Food products                      $ 5,804      $  6,133     $   6,925
    Corporate                              203            55            59
				       $ 6,007      $  6,188     $   6,984

Capital expenditures:
    Food products                      $ 8,991      $  5,643     $   7,887
    Corporate                               14            38           171
				       $ 9,005      $  5,681     $   8,058



(1) Includes restructuring charge of $3,598,000 and officer's termination benefits of $818,000.

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

Identifiable assets under the caption "Corporate" include cash and cash equivalents, investments in marketable securities and short-term investments of $15,360,000 (1995), $31,726,000 (1994) and $5,469,000 (1993).


CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
COMMON SHARE PRICES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CHF. The Company has approximately 14,000 shareholders of record as of October 15, 1995.

				    1995             1994

				 High   Low       High     Low

    1st Quarter                 6 1/4   5 1/8    9 5/8     7 1/8
    2nd Quarter                 6 1/4   5 1/4   10 1/4     7 1/2
    3rd Quarter                 6 5/8   5 3/8    8 3/8     6 7/8
    4th Quarter                 7       6 3/8    7 3/8     5 5/8


The Company distributed a 3% stock dividend on July 27, 1995,and July 29, 1994.

The Pursuant to certain provisions of a revolving credit and term loan agreement, the Company may not declare or pay any dividend (except for stock dividends).



Item 14 (d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Column A               Column B    Column C            Column D     Column E
				   Additions
		       Balance at  Charged to                       Balance
		       Beginning   Costs and                        at End
Description            of Period   Expenses    Other  Deductions(1) of Period

Year ended July 31,
1995:
Allowance for doubtful
accounts and discounts $  928,000  $2,597,705           $2,274,705 $1,251,000

Year ended July,
1994:
Allowance for doubtful
accounts and discounts $1,081,000  $1,940,779 $ 24,664  $2,118,443 $  928,000

Year ended July 31,
1993:
Allowance for doubtful
accounts and discounts $1,043,000 $1,787,000 $142,000(2)$1,891,000 $1,081,000



(1) Discounts taken by customers and uncollectible accounts written-off, net of recoveries.

(2) Net addition due to acquisition of Cain's Coffee Co. and reclassification to net assets held for sale.