Form 10-Q
period 1995-10-31
CHOCK FULL O NUTS CORP
filed 1995-12-15
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended ___October 31, 1995     Commission File Number 1-4183



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

							  Yes   X       No


No. of Shares of Common Stock ($.25 par value) outstanding as of December 12, 1995 - 10,735,546





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX
								     Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	October 31, 1995 and July 31, 1995                          1 & 2 of 10
	Unaudited Condensed Consolidated Statements of Operations-
	  Three Months Ended October 31, 1995 and 1994                  3 of 10

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Three Months Ended October 31, 1995 and 1994                    4 of 10

	Unaudited Condensed Consolidated Statement of
	Stockholders' Equity -
	  October 31, 1995                                          5 & 6 of 10

	Notes to Unaudited Condensed Consolidated Financial
	Statements - October 31, 1995                                   7 of 10

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations                   8 of 10


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                               9 of 10

Item 6. Exhibits and Reports on Form 8-K                               10 of 10

Signatures                                                             10 of 10



	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

						 October 31,        July 31,
						    1995              1995
						 (Unaudited)         (Note)

ASSETS
Current assets:

  Cash and cash equivalents                        4,743,017    $  8,386,620

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,181,000
   and $1,251,000                                 35,622,898      37,703,214

  Inventories                                     57,443,502      60,576,420

  Investments in marketable securities,
   at cost (market value of $8,878,000
   and $6,975,000)                                 8,932,240       6,972,928
  Prepaid expenses and other                       1,847,272       2,916,690

	Total current assets                     108,588,929     116,555,872

Property, plant and
 equipment - at cost $ 92,120,243               $ 91,038,726

  Less allowances for
   depreciation and
   amortization       (40,746,017)   51,374,226  (39,273,602)     51,765,124

Real estate held for
 sale or development, at cost         7,733,148                    7,747,107

Other assets and deferred charges    25,914,000                   25,099,333

Excess of cost over net
 assets acquired                      5,818,855                    5,869,138
				   $199,429,158                 $207,036,574


Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.







	1 of 10





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS



						 October 31,    July 31,
						    1995         1995
						(Unaudited)     (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                              $  8,152,299    $ 12,937,578

  Accrued expenses                                 7,916,832      12,438,512

  Income taxes                                       811,487       1,530,543

     Total current liabilities                    16,880,618      26,906,633

Long-term debt                                   108,486,993     106,568,896

Other non-current liabilities                      1,490,723       1,468,358

Deferred income taxes                              7,156,000       7,156,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,211,068 shares                       2,802,767       2,802,767
    Additional paid-in-capital                    51,357,008      51,357,008
    Retained earnings                             19,797,347      18,970,435
    Cost of 475,522 shares in treasury            (6,573,719)     (6,573,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership plan    (1,968,579)     (1,619,804)
	  Total stockholders' equity              65,414,824      64,936,687

						$199,429,158    $207,036,574


Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.








		2 of 10

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

						 Three Months Ended October 31,
						    1995                 1994
Revenues:
  Net sales                                     $ 78,236,709       $73,571,587
  Rentals from real estate                           546,842           440,238

						  78,783,551        74,011,825

Cost and expenses:
  Cost of sales                                   57,227,377        50,858,396
  Selling, general and
    administrative expenses                       17,796,119        19,224,444
  Expenses of real estate                            368,556           277,853
						  75,392,052        70,360,693

    Operating profit                               3,391,499         3,651,132

Interest income                                      138,456           256,236

Interest expense                                  (2,266,021)       (2,312,923)

Other income - net                                    78,978             2,776

    Income before income taxes                     1,342,912         1,597,221

Income taxes                                         516,000           655,000

    Net income                                    $  826,912        $  942,221



Net income per share                               $     .08        $      .09


See notes to unaudited condensed consolidated financial statements.




				   3 of 10




	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


					      Three Months Ended October 31,
						 1995                 1994
Operating Activities:
 Net income                                   $  826,912          $  942,221
 Adjustments to reconcile net income
   to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment               1,472,415           1,430,450
  Amortization of deferred compensation
   and deferred charges                        1,187,403           1,109,755
  Other, net                                  (1,092,824)           (216,681)
  Changes in operating assets and liabilities:
     Decrease/(increase)in accounts receivable 2,150,316          (4,124,040)
     Decrease/(increase)in inventory           3,132,918          (7,821,142)
     Decrease in prepaid expenses              1,069,418             270,288
     (Decrease) in accounts payable,
       accrued expenses and income taxes     (10,026,015)         (3,249,370)
NET CASH (USED IN) OPERATING ACTIVITIES       (1,279,457)        (11,658,519)
Investing Activities:
 Proceeds from sale and collection of principal
   of marketable securities                    9,980,349           7,830,089
 Purchases of marketable securities          (11,939,661)         (2,715,571)
 Purchases of property, plant and equipment   (1,822,931)         (1,480,693)
 Proceeds from sale of property, plant
   and equipment                                                     691,000
NET CASH  (USED IN)/ PROVIDED BY INVESTING
 ACTIVITIES                                   (3,782,243)          4,324,825
Financing Activities:
 Proceeds from long-term debt, net             1,918,097           4,874,433
 Loan to employees' stock ownership plan        (500,000)
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                    1,418,097           4,874,433
 (Decrease)in Cash and
  Cash Equivalents                            (3,643,603)         (2,459,261)
 Cash and cash equivalents at beginning
   of period                                   8,386,620           5,939,456

Cash and Cash Equivalents at End of Period    $4,743,017         $ 3,480,195


See notes to unaudited condensed consolidated financial statements.



				   4 of 10





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


						   Common Stock
					    Issued         In Treasury
					Shares  Amount   Shares   Amount
						 In Thousands

Balance at July 31, 1995                11,211  $2,803  476     $6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock ownership plan

Balance at October 31, 1995             11,211  $2,803  476     $6,574


See notes to unaudited condensed consolidated financial statements.




				   5 of 10


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						 Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						     In Thousands

Balance at July 31, 1995                $1,620          $51,357     $18,970
Net income                                                              827
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                          (151)
    Loan to employees' stock
     ownership plan                        500
Balance at October 31, 1995             $1,969          $51,357     $19,797





See notes to unaudited condensed consoliated financial statements.


				   6 of 10

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 31, 1995
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal re-curring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

(B) Primary per share data are based on the weighted average number of common shares outstanding of 10,736,000 for the three months ended October 31, 1995 and 1994. The three month period ended October 31, 1994 has been retroactively adjusted for a 3% stock dividend distri-buted in July 1995. Assumed conversion of debentures would have had an anti-dilutive effect on the net income per share for the three months ended October 31, 1995 and 1994.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				October 31,       July 31,
				   1995            1995
	Finished goods          $32,456,815     $37,194,809
	Raw materials            21,571,017      19,928,214
	Supplies                  3,415,670       3,453,397
				$57,443,502     $60,576,420


(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with National Westminster Bank USA and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding at any time may not exceed $40,000,000. Interest (8.75% at October 31, 1995) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateral-ized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at October 31, 1995) are to be repaid in December 1997. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabil-ities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $591,000.





				  7 of 10

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations

	The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations during the periods included in the accompanying unaudited condensed consolidated statements of operations.

	Net sales increased $4,665,000 or 6% for the three months ended October 31, 1995, compared to the comparable period of the prior year. The increase in net sales was due to an increase in coffee pounds sold, partially offset by a decrease in the average selling price of coffee.

	Operating profits from food products were $3,213,000 a decrease of 8% for the three months ended October 31, 1995, compared to $3,489,000 for the comparable period of the prior year. The decrease resulted primarily from decreased gross profit margins partially offset by decreased selling, general and administrative expenses. Decreased gross margins were due to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee, partially offset by increased coffee pounds sold. During the three months ended October 31, 1995 prices for green coffee ranged from a high of $1.54 per pound to a low of $1.14 per pound. Selling, general and administrative expenses decreased primarily due to reduced advertising, coupon and payroll costs.

	Net income was $827,000 or $.08 per share for the three months ended October 31, 1995 compared to $942,000 or $.09 per share for the comparable period of the prior year. The difference was primarily due to decreased operating profits and reduced interest income (due to reduced amounts of marketable securities), partially offset by decreased income taxes.

Liquidity and Capital Resources

	As of October 31, 1995, working capital was approximately $92,000,000 and the ratio of current assets to current liabilities was approxi-mately 6.4 to 1.

	As of October 31, 1995, the Company had unused borrowing capacity of approximately $26 million under its credit facilities of $40 million with National Westminster Bank USA and Chemical Bank.



				    8 of 10




	The Company plans on expanding its cafe and Quikava, company operated and franchised operations, which in total are operating in 12 locations and are currently not profitable. The sales of these operations, which are in the development stage, are not material to the Company's consolidated sales.

	The Company believes that its cash flow from operations and its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.



Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 6.    Exhibits and Reports on Form 8-K

	     a)  Exhibits - Financial Data Schedule - Exhibit 27 - see below


	     b)  Reports on Form 8-K - none


				    9 of 10




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

				      CHOCK FULL O' NUTS CORPORATION
						 (Registrant)





December 15, 1995
				       Marvin I. Haas
				       President and Chief Executive Officer



December 15, 1995
				       Howard M. Leitner
				       Senior Vice President and
				       Chief Financial and Accounting Officer


				   10 of 10