Form 10-Q
period 1996-01-31
CHOCK FULL O NUTS CORP
filed 1996-03-12
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended ___January 31, 1996     Commission File Number 1-4183



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

							  Yes   X       No


No. of Shares of Common Stock ($.25 par value) outstanding as of March 15, 1996 - 10,735,546





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX



							     Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	January 31, 1996 and July 31, 1995                  1 & 2 of 11

	Unaudited Condensed Consolidated Statements of Operations-
	  Three Months Ended January 31, 1996 and 1995          3 of 11

	Unaudited Condensed Consolidated Statements of Operations -
	  Six Months Ended January 31, 1996 and 1995            4 of 11

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Three Months Ended January 31, 1996 and 1995            5 of 11

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	  January 31, 1996                                  6 & 7 of 11

	Notes to Unaudited Condensed Consolidated Financial
	Statements - January 31, 1996                           8 of 11

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

Item 1. Legal Proceedings                                      10 of 11

Item 6. Exhibits and Reports on Form 8-K                       10 of 11

Signatures                                                     11 of 11

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

					   January 31,                 July 31,
					     1996                        1995
					   (Unaudited)                  (Note)

ASSETS
Current assets:

  Cash and cash equivalents                $ 15,968,950            $  8,386,620

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,269,000
   and $1,251,000                            38,685,925              37,703,214

  Inventories                                54,098,395              60,576,420

  Investments in marketable securities,
   at cost (market value of $6,977,000
   and $6,975,000)                            6,971,604               6,972,928
  Prepaid expenses and other                  2,262,633               2,916,690

	Total current assets                117,987,507             116,555,872

Property, plant and
 equipment - at cost      $  94,997,345                $ 91,038,726

  Less allowances for
   depreciation and
   amortization             (42,378,939)    52,618,406  (39,273,602) 51,765,124

Real estate held for
 sale or development, at cost                7,719,187                7,747,107

Other assets and deferred charges           25,083,922               25,099,333

Excess of cost over net
 assets acquired                             5,768,573                5,869,138
					  $209,177,595             $207,036,574


Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.







			       1 of 11





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS



						 January 31,       July 31,
						   1996              1995
						 (Unaudited)        (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                             $  17,640,150     $ 12,937,578

  Accrued expenses                                 8,971,417       12,438,512

  Income taxes                                     1,292,941        1,530,543

     Total current liabilities                    27,904,508       26,906,633

Long-term debt                                   106,069,790      106,568,896

Other non-current liabilities                      1,525,585        1,468,358

Deferred income taxes                              7,156,000        7,156,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,211,068 shares                       2,802,767        2,802,767
    Additional paid-in-capital                    51,357,008       51,357,008
    Retained earnings                             20,743,053       18,970,435
    Cost of 475,522 shares in treasury            (6,573,719)      (6,573,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership plan    (1,807,397)      (1,619,804)
	  Total stockholders' equity              66,521,712       64,936,687

						$209,177,595     $207,036,574


Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.




			      2 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					    Three Months Ended January 31,
					      1996                 1995
Revenues:
  Net sales                                 $83,123,088         $91,704,240
  Rentals from real estate                      581,615             635,324

					     83,704,703          92,339,564

Cost and expenses:
  Cost of sales                              60,643,914          66,479,636
  Selling, general and
    administrative expenses                  19,560,167          21,176,650
  Expenses of real estate                       382,871             511,929
					     80,586,952          88,168,215

    Operating profit                          3,117,751           4,171,349

Interest income                                 276,688             223,657

Interest expense                             (2,234,837)         (2,256,682)

Other income - net                              410,105              55,311

    Income before income taxes                1,569,707           2,193,635

Income taxes                                    624,000             899,000

    Net income                                $ 945,707          $1,294,635



Net income per share

    Primary                                   $     .09          $      .12
    Fully diluted                             $     .09          $      .11

See notes to unaudited condensed consolidated financial statements.



			       3 of 11

	    CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

						  Six Months Ended January 31,
						     1996              1995
Revenues:
  Net sales                                     $161,359,797      $165,275,827
  Rentals from real estate                         1,128,457         1,075,563

						 162,488,254       166,351,390

Cost and expenses:
  Cost of sales                                  117,871,291       117,338,032
  Selling, general and
    administrative expenses                       37,356,286        40,401,094
  Expenses of real estate                            751,427           789,782
						 155,979,004       158,528,908

    Operating profit                               6,509,250         7,822,482

Interest income                                      415,144           479,893

Interest expense                                  (4,500,858)       (4,569,605)

Other income - net                                   489,083            58,086

    Income before income taxes                     2,912,619         3,790,856

Income taxes                                       1,140,000         1,554,000

    Net income                                    $1,772,619       $ 2,236,856



Net income per share
    Primary                                       $      .17       $       .21
    Fully Diluted                                 $      .17       $       .20

See notes to unaudited condensed consolidated financial statements.



			     4 of 11


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


						  Six Months Ended January 31,
						       1996          1995
Operating Activities:
 Net income                                       $ 1,772,619    $ 2,236,856
 Adjustments to reconcile net income
   to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment                    3,105,337      2,853,399
  Amortization of deferred compensation
   and deferred charges                             2,384,927      2,331,102
  Other, net                                       (1,110,265)       (57,816)
  Changes in operating assets and liabilities:
     (Increase)in accounts receivable              (1,000,711)    (8,809,125)
     Decrease/(increase)in inventory                6,478,025    (15,857,612)
      Decrease/(increase) in prepaid expenses         654,057       (737,485)
      Increase/(decrease) in accounts payable,
       accrued expenses and income taxes              997,875       (902,476)
NET CASH PROVIDED BY/(USED IN)OPERATING ACTIVITIES 13,281,864    (18,943,057)
Investing Activities:
 Proceeds from sale and collection of principal
   of marketable securities                        23,769,058     21,313,249
 Purchases of marketable securities               (23,767,734)    (7,476,689)
 Purchases of property, plant and equipment        (4,700,033)    (3,072,059)
 Proceeds from sale of property, plant
   and equipment                                                   1,218,047
NET CASH  (USED IN)/ PROVIDED BY INVESTING
 ACTIVITIES                                        (4,698,709)    11,982,548
Financing Activities:
 Proceeds from long-term debt, net                                 5,339,192
 Payments of long-term debt                          (499,106)
 Other                                                 (1,719)
 Loan to employees' stock ownership plan             (500,000)
NET CASH (USED IN)/ PROVIDED BY FINANCING
 ACTIVITIES                                        (1,000,825)     5,339,192
 Increase/(decrease)in Cash and
  Cash Equivalents                                  7,582,330     (1,621,317)
 Cash and cash equivalents at beginning
   of period                                        8,386,620      5,939,456

Cash and Cash Equivalents at End of Period       $ 15,968,950    $ 4,318,139


See notes to unaudited condensed consolidated financial statements.



				       5 of 11



	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


						  Common Stock
					    Issued           In Treasury
					  Shares  Amount   Shares   Amount
						  In Thousands

Balance at July 31, 1995                  11,211  $2,803     476   $6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock ownership plan

Balance at January 31, 1996               11,211  $2,803     476   $6,574










See notes to unaudited condensed consolidated financial statements.



				 6 of 11


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						 Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						     In Thousands

Balance at July 31, 1995                $1,620          $51,357   $18,970
Net income                                                          1,773
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                         (313)
    Loan to employees' stock
     ownership plan                       500
Balance at January 31, 1996            $1,807          $51,357    $20,743





See notes to unaudited condensed consoliated financial statements.


				 7 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 1996
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

(B) Primary per share data are based on the weighted average number of common shares outstanding of 10,736,000 for the three and six months ended January 31, 1996 and 1995. The three and six month periods ended January 31, 1995 have been retroactively adjusted for a 3% stock dividend distributed in July 1995. Assumed conversion of debentures would have had an anti-dilutive effect on the net income per share for the three and six months ended January 31, 1996.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				January 31,     July 31,
				   1996           1995
	Finished goods          $33,718,466    $37,194,809
	Raw materials            16,680,488     19,928,214
	Supplies                  3,699,441      3,453,397
				$54,098,395    $60,576,420


(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Natwest Bank N.A. and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1996 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.75% at January 31, 1996) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstand ing. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at January 31, 1996) are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $591,000.

(F) Other income - net for the three and six months ended January 31, 1996 includes a gain on sale of real estate of $460,000.


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

	Net sales decreased $8,581,000 or 9% and $3,916,000 or 2% for the three and six months ended January 31, 1996, respectively, compared to the comparable period of the prior year. The decrease in net sales was due to a decrease in the average selling price of coffee partially offset by an increase in coffee pounds sold.

	Operating profits from food products were $2,919,000 and $6,132,000, decreases of 28% and 19% for the three and six months ended January 31, 1996, respectively, compared to $4,048,000 and $7,537,000 for the comparable periods of the prior year. The decreases resulted primarily from decreased gross profit margins partially offset by decreased selling, general and administrative expenses. Decreased gross margins were due to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee, partially off set by increased coffee pounds sold. During the six months ended January 31, 1996 prices for green coffee ranged from a high of $1.54 per pound to a low of $ .91 per pound. Selling, general and adminis-trative expenses decreased primarily due to reduced advertising and payroll costs.

	Net income was $946,000 or $.09 and $1,773,000 or $.17 per share for the three and six months ended January 31, 1996, respectively, com-pared to $1,295,000 or $.12 per share and $2,237,000 or $.21 per
	share for the comparable periods of the prior year. The difference was primarily due to decreased operating profits, partially offset by a gain on sale of real estate of $460,000 and decreased income taxes.

Liquidity and Capital Resources

	As of January 31, 1996, working capital was approximately $90,000,000 and the ratio of current assets to current liabilities was approxi-mately 4.2 to 1.

	As of January 31, 1996, the Company had unused borrowing capacity of approximately $29 million under its credit facilities of $40 million with Natwest Bank N.A. and Chemical Bank.



				       9 of 11


	The Company has been establishing its Cafe and Quikava retail operations. To date, the sales of these operations are not material to the Company's consolidated sales. The Company plans on expanding the Cafe and Quikava company operated and franchised operations, which in total are opera-ting in 20 locations and are currently not profitable at store level.
	In addition, the Company incurs headquarters expenses for these operations which approximate $2,000,000 on an annual basis.

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




					CHOCK FULL O' NUTS CORPORATION
						(Registrant)





March 8, 1996
					 Marvin I. Haas
					 President and Chief Executive Officer



March 8, 1996
					 Howard M. Leitner
					 Senior Vice President and
					 Chief Financial and Accounting Officer





				   11 of 11