Form 10-Q
period 1996-04-30
CHOCK FULL O NUTS CORP
filed 1996-06-14
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended ___April 30, 1996     Commission File Number 1-4183



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

							  Yes   X       No

No. of Shares of Common Stock ($.25 par value) outstanding as of June 12, 1996 - 10,735,546





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX



								 Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	April 30, 1996 and July 31, 1995                          1 & 2 of 11

	Unaudited Condensed Consolidated Statements of Operations-
	  Three Months Ended April 30, 1996 and 1995                  3 of 11

	Unaudited Condensed Consolidated Statements of Operations -
	  Nine Months Ended April 30, 1996 and 1995                   4 of 11

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended April 30, 1996 and 1995                     5 of 11

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	  April 30, 1996                                          6 & 7 of 11

	Notes to Unaudited Condensed Consolidated Financial
	Statements - April 30, 1996                                   8 of 11

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations            9 & 10 of 11


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                            10 of 11

Item 6. Exhibits and Reports on Form 8-K                             10 of 11

Signatures                                                           11 of 11

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

	 April 30,      July 31,
	   1996           1995
	(Unaudited)      (Note)

ASSETS
Current assets:

  Cash and cash equivalents            $  16,965,580             $  8,386,620

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,294,000
   and $1,251,000                         36,168,628               37,703,214

  Inventories                             55,746,667               60,576,420

  Investments in marketable securities,
   at cost (market value of $945,000
   and $6,975,000)                           942,380                6,972,928
  Prepaid expenses and other               1,981,813                2,916,690

	Total current assets             111,805,068              116,555,872

Property, plant and
 equipment - at cost    $  97,266,706                $ 91,038,726

  Less allowances for
   depreciation and
   amortization           (43,965,653)    53,301,053  (39,273,602) 51,765,124

Real estate held for
 sale or development, at cost              7,705,227                7,747,107

Other assets and deferred charges         24,454,430               25,099,333

Excess of cost over net
 assets acquired                           5,718,290                5,869,138
					$202,984,068             $207,036,574


Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.







	1 of 11





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS



						 April 30,      July 31,
						   1996          1995
						(Unaudited)     (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                             $ 10,496,219    $ 12,937,578

  Accrued expenses                                8,554,746      12,438,512

  Income taxes                                    1,246,300       1,530,543

     Total current liabilities                   20,297,265      26,906,633

Long-term debt                                  106,341,034     106,568,896

Other non-current liabilities                     1,555,071       1,468,358

Deferred income taxes                             7,156,000       7,156,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,211,068 shares                      2,802,767       2,802,767
    Additional paid-in-capital                   51,357,008      51,357,008
    Retained earnings                            21,711,403      18,970,435
    Cost of 475,522 shares in treasury           (6,573,719)     (6,573,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership plan   (1,662,761)     (1,619,804)
	  Total stockholders' equity             67,634,698      64,936,687

					       $202,984,068    $207,036,574


Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.








		2 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Three Months Ended April 30,
					 1996                 1995
Revenues:
  Net sales                           $ 86,630,744        $ 81,004,923
  Rentals from real estate                 513,299             492,725

					87,144,043          81,497,648

Cost and expenses:
  Cost of sales                         62,127,397          57,681,664
  Selling, general and
    administrative expenses             21,166,766          19,319,393
  Expenses of real estate                  394,565             395,488
					83,688,728          77,396,545
    Operating profit                               3,455,315       4,101,103
Interest income                                      226,898         318,768

Interest expense                                  (2,148,818)     (2,319,098)

Other income - net                                    25,955         111,148

    Income before income taxes                     1,559,350       2,211,921

Income taxes                                         591,000         798,000
    Net income                                      $968,350      $1,413,921


Net income per share

    Primary                                          $   .09       $     .13
    Fully diluted                                    $   .09       $     .11

See notes to unaudited condensed consolidated financial statements.





	3 of 11

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

						    Nine Months Ended April 30,
						      1996             1995
Revenues:
  Net sales                                      $247,990,541     $246,280,750
  Rentals from real estate                          1,641,756        1,568,288

						  249,632,297      247,849,038
Cost and expenses:
  Cost of sales                                   179,998,688      175,019,696
  Selling, general and
    administrative expenses                        58,523,052       59,720,487
  Expenses of real estate                           1,145,992        1,185,270
						  239,667,732      235,925,453
    Operating profit                                9,964,565       11,923,585

Interest income                                       642,042          798,661

Interest expense                                   (6,649,676)      (6,888,703)

Other income - net                                    515,038          169,234
    Income before income taxes                      4,471,969        6,002,777

Income taxes                                        1,731,000        2,352,000

    Net income                                     $2,740,969       $3,650,777



Net income per share
    Primary                                          $    .26       $      .34
    Fully Diluted                                    $    .26       $      .31

See notes to unaudited condensed consolidated financial statements.





	4 of 11


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


						Nine Months Ended April 30,
							 1996          1995
Operating Activities:
 Net income                                        $ 2,740,969     $ 3,650,777
 Adjustments to reconcile net income
   to net cash provided
   by operating activities:
  Depreciation and amortization of
   property, plant and equipment                     4,692,051       4,152,454
  Amortization of deferred compensation
   and deferred charges                              3,497,992       3,488,895
  Other, net                                        (1,319,045)       (473,705)
  Changes in operating assets and liabilities:
      Decrease/(increase)in accounts receivable      1,491,586      (6,238,548
      Decrease/(increase)in inventory                4,829,753     (15,457,663)
      Decrease/(increase) in prepaid expenses          934,877      (2,552,093)
     (Decrease) in accounts payable,
       accrued expenses and income taxes            (6,609,368)     (1,822,569)
NET CASH PROVIDED BY/(USED IN)OPERATING ACTIVITIES  10,258,815     (15,252,452)
Investing Activities:
 Proceeds from sale and collection of principal
   of marketable securities                         55,288,251      24,878,467
 Purchases of marketable securities                (49,557,703)     (7,476,689)
 Purchases of property, plant and equipment         (6,969,394)     (4,922,745)
 Proceeds from sale of property, plant
   and equipment                                                     1,218,047
NET CASH  (USED IN)/ PROVIDED BY INVESTING
 ACTIVITIES                                           (938,846)     13,697,080
Financing Activities:
 Proceeds from long-term debt, net                     104,217
 Payments of long-term debt                           (227,862)
 Other                                                 (13,147)
 Loan to employees' stock ownership plan              (500,000)
NET CASH (USED IN)/ PROVIDED BY FINANCING
 ACTIVITIES                                           (741,009)        104,217
 Increase/(decrease)in Cash and
  Cash Equivalents                                   8,578,960      (1,451,155)
 Cash and cash equivalents at beginning
   of period                                         8,386,620       5,939,456

Cash and Cash Equivalents at End of Period         $16,965,580     $ 4,488,301


See notes to unaudited condensed consolidated financial statements.



							5 of 11





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


					     Common Stock
				       Issued            In Treasury
				    Shares  Amount   Shares     Amount
					     In Thousands

Balance at July 31, 1995            11,211  $2,803     476      $6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock ownership plan

Balance at April 30, 1996          11,211   $2,803     476      $6,574










See notes to unaudited condensed consolidated financial statements.










	6 of 11


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				    Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						     In Thousands

Balance at July 31, 1995                $1,620        $51,357       $18,970
Net income                                                            2,741
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                         (457)
    Loan to employees' stock
     ownership plan                       500
Balance at April 30, 1996              $1,663         $51,357       $21,711





See notes to unaudited condensed consoliated financial statements.




	7 of 11

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	April 30, 1996
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

(B) Primary per share data is based on the weighted average number of common shares outstanding of 10,736,000 for the three and nine months ended April 30, 1996 and 1995. The three and nine month periods ended April 30, 1995 have been retroactively adjusted for a 3% stock dividend distributed in July 1995. Fully diluted per share data, assuming conversion of debentures, is based on 22,556,000 shares outstanding for the three and nine months ended April 30, 1995. Assumed conversion of debentures would have had an anti-dilutive effective on net income per share for the three and nine months ended April 30, 1996.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				 April 30,      July 31,
				   1996           1995
	Finished goods          $36,617,860     $37,194,809
	Raw materials            14,936,084      19,928,214
	Supplies                  4,192,723       3,453,397
				$55,746,667     $60,576,420

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Natwest Bank N.A. and Chemical Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1996 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.75% at April 30, 1996) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substant-ially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at April 30, 1996) are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $591,000.

(F) Other income - net for nine months ended April 30, 1996 includes a gain on sale of real estate of $460,000.


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

	Net sales increased $5,626,000 or 7% and $1,710,000 or 1% for the three and nine months ended April 30, 1996, respectively, compared to the comparable periods of the prior year. The increase in net sales was due to an increase in coffee pounds sold partially offset by a decrease in the average selling price of coffee.

	Operating profits from food products were $3,337,000 and $9,469,000, decreases of 17% and 18% for the three and nine months ended April 30, 1996, respectively, compared to $4,004,000 and $11,541,000 for the comparable periods of the prior year. The decrease in the three months resulted primarily from increased selling, general and administrative expenses partially offset by increase gross profit margins. Increased gross margins were due to increased coffee pounds sold and a decrease in the average selling price of coffee less than the decrease in the average cost of green coffee. During the three months ended April 30, 1996 prices for green coffee ranged from a high of $1.30 to a low of $1.14 per pound. Selling, general and adminstrative expenses increased primarily due to increased delivery costs and salaries partially offset by decreased advertising. The decrease in the nine months resulted primarily from decreased gross profit margins partially offset by decreased selling, general and administrative expenses. Decreased gross margins were due to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee, partially offset by increased coffee pounds sold. During the nine months ended April 30, 1996 prices for green coffee ranged from a high of $1.54 per pound to a low of $ .91 per pound. Selling, general and administrative expenses decreased primarily due to reduced advertising partially offset by increased delivery costs.

	Net income was $968,000 or $.09 and $2,741,000 or $.26 per share for the three and nine months ended April 30, 1996, respectively, compared to $ 1,414,000 or $.13 per share and $3,651,000 or $.34 per share for the comparable periods of the prior year. The difference was primarily due to decreased operating profits, partially offset by decreased income taxes and a gain on sale of real estate of $460,000 in the second quarter of fiscal 1996.

Liquidity and Capital Resources

	As of April 30, 1996, working capital was approximately $92,000,000 and the ratio of current assets to current liabilities was approximately
	5.5 to 1.

	As of April 30, 1996, the Company had unused borrowing capacity of approximately $29 million under its credit facilities of $40 million with Natwest Bank N.A. and Chemical Bank.







							9 of 11






	Sales of the Company's Quikava and Cafe retail operations are not material to the Company's consolidated sales. The Company is expanding the Quikava company operated and franchised operations, which in total are operating in 12 locations. Total Quikava store level operations are not currently profitable, primarily due to pre-opening expenses. In addition, Quikava headquarters' expenses in excess of $1,000,000 on an annual basis are not being absorbed. The Company is rethinking its strategy as it relates to the Cafe division, as revenues along with negative store level contributions have not lived up to expectations (due to high level rents and other costs associated with the New York City area). In addition, Cafe headqaurters' expenses in excess or $1,000,000 on an annual basis are not being absorbed.

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

				       CHOCK FULL O' NUTS CORPORATION
				      (Registrant)





June 12, 1996
				       Marvin I. Haas
				       President and Chief Executive Officer



June 12, 1996
				       Howard M. Leitner
				       Senior Vice President and
				       Chief Financial and Accounting Officer




			       11 of 11