Form 10-K
period 1996-07-31
CHOCK FULL O NUTS CORP
filed 1996-10-18
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

	FORM 10-K

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED JULY 31, 1996
	OR
	[] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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

Aggregate market value of the Common Stock ($.25 par value) held by nonaffiliates of the registrant as of October 10 , 1996: $43,995,000 Number of Shares of Common Stock ($.25 par value) outstanding as of October 10, 1996: 10,736,000


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the year ended July 31, 1996 are incorporated by reference into Part III.







Certain statements in the Letter of the President and Chief Executive Officer and Chairman of the Board included in the Annual Report to Shareholders and in the Managements Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of the Reform Act. See Forward-
Looking Statements.
PART I

Item 1.  BUSINESS
		      Item 101 (a) and (c) of Regulation S-K
The Company is the fourth largest roaster, packer, and marketer of coffee in the United States. Its broad range of regular and decaffeinated, ground roast, instant and specialty coffees for the Foodservice and Retail Grocery Industries are sold regionally throughout the United States and Canada under various well known trademarks, including Chock full o' Nuts, LaTouraine and Cain's. Best known among its products is Chock full o' Nuts brand premium, vacuum packed, all-method grind coffee. The Company is also one of the largest marketers of foodservice and private label coffees. The balance of the Company's business is derived from its developing Quikava outlets and from real estate operations.Incorporated in 1932, for many years, the Company's primary business was the operation of counter service restaurants, under the Chock full o' Nuts name. In 1953, the Company expanded its business by marketing the coffee made famous in its restaurants to consumers via supermarkets and other Retail Grocery outlets. Impactful advertising, featuring the "Heavenly
Coffee" jingle, made Chock full o' Nuts brand premium coffee a market leader. In 1983, Management discontinued the Company's restaurant operations and concentrated its efforts on the sale of coffee and related food products. In 1994, the Company commenced opening a limited number of Chock Cafes in the New York metropolitain area. In October 1996, the Company adopted a plan to discontinue operations of these company-owned cafes. See Note 4 of notes to consolidated financial statements.

In March 1994, the Company acquired all the assets and liabilities of a company (Quikava) whose menu features a full assortment of the most popular specialty coffee beverages, plus a broad variety of freshly prepared foods and snacks specifically suited for in-car consumption. Quikavas unique double drive-thru format targets the suburban commuter and is uniquely suited to take advantage of the growth of Specialty Coffees away from home, where annual growth rates are significant.

In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cains") and certain trademarks related to that business. Cain's primary business is the direct sale and distribution of coffee and related products under the Cains label to Foodservice customers in twelve states primarily West of the Mississippi. Cain's also sells coffee and tea to Retail Grocery Customers, using a direct store distribution system.

In November 1992, the Company acquired a controlling interest in a partnership, which owns Dana Brown Private Brands, Inc., a company which markets and sells private label coffee and tea products to food retailers and distributors, locate primarily in the Midwest.

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




Corporate Management is currently focused on the following growth initiatives:
(1) Maximizing the Company's Foodservice franchise by significantly broadening its customer base for Cain's, Chock full o' Nuts and LaTouraine brand coffee, tea and allied products; (2) Increasing Retail Grocery Market shares for such higher margin products as Chock full o' Nuts brand Cafe Blend, decaffeinated, instant and Rich French Roast coffees; (3) Selectively pursuing new business development opportunities that will deliver significant volume and profit growth; and (4) Expansion of its developing Quikava drive-thru outlets.

The following table sets forth revenues and operating results from continuing operations before interest and corporate expenses attributable to the Company's food products sales and real estate operations, for the fiscal years ended July 31, 1996, 1995 and 1994:


				    Fiscal Years Ended July 31,

				    1996             1995              1994
					       (In Thousands)

Revenues
   Net Sales - Food Products      $321,135          $326,141        $263,511
   Rentals from Real Estate          2,156             2,061           2,060

Operating Profit:
   Food Products (1)                15,059            18,205          10,940
   Real Estate Operation               671               490             317


(1) See Note 5 of notes to consolidated financial statements regarding product line sold.




COFFEE AND RELATED PRODUCTS

Description of Coffee Market
According to certain available industry surveys and Company estimates, total United States coffee sales by manufacturers in 1995 were approximately $6 billion. Approximately 30% of total United States coffee sales in 1995 were to Foodservice customers.

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

In fiscal 1996, approximately 46% of sales were derived from processing and marketing coffee and allied products for sale to Foodservice Customers. Sales of coffee products to Foodservice Customers have traditionally been less price-sensitive and depend more on the level of customer service provided. They also tend to generate higher operating margins, due to lower marketing and advertising expenses, than do sales of such products to Retail Customers. In addition, the absence of competitors with a dominant market position, makes the Company's pricing to Foodservice Customers less susceptible, as compared to pricing to Retail Customers, to changes in price in response to pricing actions of any single competitor.

Retail Sales and Marketing
The Company currently sells most of its Retail Grocery coffee products to supermarket chains, wholesalers and independent food outlets ("Retail Customers") through independent food brokers. The Company's retail products include coffees sold under the Chock full o' Nuts, Cain's and Safari labels. The Company's best known product, Chock full o' Nuts premium, vacuum packed, all-method grind coffee, is superior to most competitors in being able to produce a more consistent, better tasting, finished brew from a single, all-method grind, regardless of the coffee maker used. The Company also sells an "extended yield" coffee, which produces more cups than equivalent quantities of standard yield coffee. Additionally, the Company sells decaffeinated roast and ground coffee, instant coffees, a premium quality Cafe blend and a Rich French Roast coffee.

The Company and Greenwich roast, pack and market regular, decaffeinated and instant coffees for sale by others under a variety of private labels.

In fiscal 1996, the Company's coffee sales to Retail Customers accounted for approximately 48% of sales and coffee sales under the Chock full oNuts label represented approximately 4% of total Branded Retail Grocery coffee sales in the United States.

Chock full o' Nuts all-method grind coffee is sold in most major metropolitan areas of the United States and in the provinces of Ontario and Quebec, Canada. Sales are concentrated in the New York metropolitan area, upstate New York, New England, Philadelphia, Washington,D.C. and Florida. The Company believes that its distinctive packaging design and one grind concept are important factors in the marketing of its coffee products. Marketing a single grind coffee has enabled the Company's all-method grind coffee to be consistently one of the fastest moving items off supermarket shelves in its core markets.

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

There are many competitors in the business of selling coffee to Foodservice Customers. However, the Company believes that no single competitor's sales constitute more than 20% of this market. Sales of coffee, tea and allied products to Foodservice Customers have traditionally been less price-sensitive and more dependent on the level of service provided to such customers than sales of such products to Retail Customers. In addition, the absence of direct competitors with a dominant market position has traditionally made the Company's pricing to Foodservice Customers less susceptible, as compared to pricing to Retail Customers, to changes in price in response to pricing actions of any single competitor.

Quikava

Quikava is the operator and franchisor of double-drive thru outlets, which offer a variety of specialty coffees, espresso-based drinks, fresh baked goods, sandwiches, other finger foods and snacks. Quikava units are situated on major commuter thoroughfares in suburban markets and offer quick-service of quality beverages and snacks. The Company intends to develop additional Quikava units, both company-operated and franchised. At the fiscal year end, the Company was operating eight company owned units and there were six operating franchished units.


Cafes

In June 1994, with the opening of a flagship store in Midtown Manhattan, the Company began to develop the business of operating retail cafes which offered moderately priced specialty coffees, sandwiches, salads, bakery products, snacks, and other assorted food and beverage products. The cafes had an upscale motif, which featured a rich wood and granite interior and utilized a quick-service format.

The Company developed a number of formats for expansion of its retail cafe concept, including the full cafe (2500 to 3500 square feet with seating for 45-75), the mini-cafe (400-1000 square feet with limited seating), and Chock Full ONuts EXPRESS-Osm (a modular kiosk of 150 square feet).

In October 1996, the Company discontinued the operations of its Cafes. See
Note 4 of notes to the consolidated financial statements.


RESEARCH AND DEVELOPMENT

The Company invested a nominal amount in research and development for the three years ended July 31, 1996.

EMPLOYEES

The Company employs approximately 1,275 employees, 13% of whom are represented by labor unions. The Company believes that its relations with both union and non-union employees are good.


REAL ESTATE OPERATIONS

The Company is both lessor and lessee on certain properties and an owner of one property in New York City. Such properties had been part of the Company's original restaurant operations. Additionally, the Company owns a coffee oasting facility in Castroville, California which it leases to the owner of Hillside Coffee of California, Inc.



OTHER MATTERS

Reference is made to Notes 4 and 5 of notes to consolidated financial statements with respect to the acquisition and disposition of certain assets.

			  Item 101 (b) of Regulation S-K

Segment Information is incorporated herein by reference.
			  Item 101 (d) of Regulation S-K

All of the Company's operations are located in the United States. Export sales are not significant.

Item 2.  PROPERTIES

The Company leases certain premises which are under long-term leases expiring on various dates through 2009 and certain of which contain renewal options. Reference should be made to Note 6 of the notes to consolidated financial statements for additional information about these leases. The following table sets forth the location and certain information with respect to the Company's plants and certain other properties as of October 10, 1996, all of which premises the Company considers adequate for its present and anticipated needs.



PLANTS AND OTHER PROPERTIES


		 Approximate    Whether
		 Square Feet    Owned
					of                Or
Location        Principal Use   Floor Space     Leased (1)
Brooklyn, New York      Coffee Roasting Plant,
	Warehouse       55,000   Owned
St. Louis, Missouri     Coffee Roasting Plant,
	Warehouse       77,000   Owned
Secaucus, New Jersey    Warehouse and Offices   104,000  Owned
Hialeah, Florida        Coffee Roasting Plant,
	Warehouse       50,000   Owned
Rochester, New York     Coffee Roasting Plant,
	Warehouse       50,000   Leased
Oklahoma City, Oklahoma Coffee Roasting Plant
	and Processing Plant for
	Tea and Related Food
	Products, Warehouse     150,000  Owned
Springfield, Missouri   Processing Plant for
	Spices, Warehouse       30,000   Leased
574 Fifth Avenue        Real Estate
 New York, New York     Operation       13,000   Leased
422 Madison Avenue      Real Estate
 New York, New York     Operation        8,750   Leased
532 Madison Avenue      Real Estate
 New York, New York     Operation       12,250   Leased
49 Broadway     Real Estate
 New York, New York     Operation       12,000   Leased
1420 Broadway   Real Estate
 New York, New York     Operation       6,750    Leased
370 Lexington Avenue    Corporate
 New York, New York     Headquarters    11,000   Leased

Waverly Place corner
 Green Street   Real Estate
 New York, New York     Operation        2,500   Leased
336 Broadway    Real Estate
 New York, New York     Operation       10,500   Owned
Castroville, California         Real Estate     66,000   Owned
	Operation
512 Seventh Avenue      Real Estate     2,500   Leased
 New York, New York     Operation
1114 Avenue of the Americas     Real Estate     2,800   Leased
 New York, New York     Operation
43 West 42 Street       Real Estate     340     Leased
 New York, New York     Operation
Queen Ann Plaza Quikava Operation       250     Leased
 Norwell, Mass
Brown Avenue
 Manchester, New Hampshire      Quikava Operation       500      Leased
Natick Crossing Mall    Quikava Operation       1,500    Leased
 Natick, Mass.
917 Lynnfield Street    Quikava Operation       600      Leased
 Lynn, Mass
1148 Main Street        Quikava Operation       600      Leased
 Haverhill, Mass

84 Milfod Road  Quikava Operation       600      Leased
 Amherst, New Hampshire
374 Bridge Street       Quikava Operation       600      Leased
 N. Weymouth, Mass
895 Bald Hill Road      Quikava Operation       600      Leased
 Warwick, Rhode Island
190 Old Derby Street    Headquarters, Quikava   1,196    Leased
 Hingham, Mass.

(1) -- No Company-leased premises are owned by any officer or director of the Company. See Note 6 of notes to the consolidated financial statements.




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


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
				       and

Item 11.  EXECUTIVE COMPENSATION
				       and

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
				       and

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per General Instruction G. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended July 31, 1996 which is to be filed with the Commission.






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

       (b) By-laws filed as an Exhibit to Form 10-K for the fiscal year ended July 31 1994 is incorporated herein by reference.

Exhibit 4 Instruments defining the rights of security holders, including indentures.

       (a) Indenture dated as of September 15, 1986 between the Company and Manufacturers Hanover Trust Company ("Manufacturers") filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

       (b) Form of the Company's 8% Convertible Subordinated Debenture included in Exhibit 4(a)filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

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

(d) Chock full o' Nuts Corporation Employees Stock Ownership Plan dated December 16, 1988 filed as an Exhibit to From 10-K for the fiscal year ended July 31, 1995, is incorporated herein by reference.

(e) Amended and Restated Credit Agreement dated December 4, 1992, amended and restated as of January 1, 1996, among Chock full o' Nuts Corporation and its Subsidiaries and National Westminster Bank N.A., now known as Fleet Bank, N.A., and Chemical Bank, now known as the Chase Manhattan Bank, filed herewith.

(f) Form of restricted stock agreement dated January 2, 1988 with key employees (including certain officers and directors) filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorportated herein by reference.



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

					   CHOCK FULL O' NUTS CORPORATION
						     (Registrant)

October 13, 1996                         /s/ Howard M. Leitner
					 Howard M. Leitner, Vice President,
					 Chief Financial and Accounting Officer
	and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 1996  /s/ Norman E. Alexander October 13, 1996/s/ Mark A. Alexander
		      Norman E. Alexander                     Mark A. Alexander
		      Chairman of the Board                   Director


October 13, 1996        _______________ October 13, 1996 /s/ Martin J. Cullen
			Virgil Gladieux                      Martin J. Cullen
			Director                    Vice President and Director

October 13, 1996 /s/ Stuart Z. Krinsly   October 13, 1996 /s/ Marvin I. Haas
		     Stuart Z. Krinsly               Marvin I. Haas
		     Director                        President and
						     Chief Executive Officer
						     and Director

October 13, 199  /s/ Howard M. Leitner   October 13, 1996___________________
		     Howard M. Leitner               Henry Salzhauer
		     Vice President and              Director
		     Chief Financial Officer
		     and Director

October 13, 1996 /s/ R. Scott Schafler   October 13, 1996 ___________________
		     R. Scott Schafler               David S. Weil
		     Director                        Director




ANNUAL REPORT ON FORM 10-K
	ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

	LIST OF FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
	AND FINANCIAL STATEMENT SCHEDULES

	CERTAIN EXHIBITS

	YEAR ENDED JULY 31, 1996

	CHOCK FULL O' NUTS CORPORATION

	NEW YORK, NEW YORK






FORM 10-K--ITEM 14(a)(1) and (2)

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:
									Page
Report of Independent Auditors......................................... 15
Consolidated Balance Sheets--July 31, 1996 and 1995.................... 16 and
17
Consolidated Statements of Operations--Years Ended
  July 31, 1996, 1995 and 1994......................................... 18
Consolidated Statements of Cash Flows--
  Years Ended July 31, 1996, 1995 and 1994............................. 19 and
  20
Consolidated Statements of Stockholders' Equity--
  Years Ended July 31, 1996, 1995 and 1994............................. 21 and
  22
Notes to Consolidated Financial Statements............................. 23 to
31

The following consolidated financial statement schedule of the registrant and its subsidiaries is included in Item 14(d):

									Page
Schedule II -- Valuation and Qualifying Accounts....................... 37


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.







Ernst & Young LLP

Report of Independent Auditors





The Board of Directors and Stockholders
Chock Full oNuts Corporation
New York, NY


We have audited the accompanying consolidated balance sheets of Chock Full o'Nuts Corporation and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chock Full oNuts Corporation and subsidiaries at July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




ERNST & YOUNG LLP
October 10, 1996








CONSOLIDATED BALANCE SHEETS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1996 and 1995

ASSETS     1996            1995

CURRENT ASSETS:
	Cash and cash equivalents              $16,293,783         $8,357,152
	Receivables, principally trade, less
		allowances for doubtful accounts and
	   discounts of $1,133,000 and $1,251,000--
	Notes 2 and 10(a)              30,989,008        37,689,286
	Inventories--Notes 1 and 2     59,637,802        60,551,535
	Investments in marketable securities,
	at cost (approximates market)     128,099         6,972,928
  Prepaid expenses and other -- Note 3
					3,539,776         2,916,690
		 TOTAL CURRENT ASSETS 110,588,468       116,487,591

NET NON-CURRENT ASSETS OF DISCONTINUED
  OPERATIONS -- Note 4                                    3,813,609


PROPERTY, PLANT AND EQUIPMENT, at cost-
	Note 2:
		Land                   3,114,889          3,114,889
		Buildings and improvements
				      14,675,708         14,457,466
		Leaseholds and leasehold improvements
				       1,825,464          2,443,678
		Machinery and equipment
				      74,067,267          67,499,258
				      93,683,328          87,515,291
		Less allowances for depreciation and
       amortization                   45,172,084          39,056,022

				      48,511,244          48,459,269
REAL ESTATE HELD FOR DEVELOPMENT OR SALE
	at cost -- Note 2              7,691,267           7,747,107

OTHER ASSETS AND DEFERRED CHARGES, net--Note 10(b)
				      26,976,132       24,628,629



EXCESS OF COST OVER NET ASSETS
  ACQUIRED, net                        5,668,008     5,869,138

				    $199,435,119  $207,005,343
See notes to consolidated financial statements





CONSOLIDATED BALANCE SHEETS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1996 and 1995

	   1996            1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable      $  10,469,300     $ 12,937,578
  Accrued expenses         11,346,483    12,407,281
  Income taxes--Note 3      1,719,575     1,530,543
	       TOTAL CURRENT LIABILITIES           23,535,358    26,875,402

LONG-TERM DEBT -- Note 2          105,235,468   106,568,896

OTHER NON-CURRENT LIABILITIES       1,586,231     1,468,358

DEFERRED INCOME TAXES -- Note 3     5,591,000     7,156,000

STOCKHOLDERS' EQUITY--Notes 2 and 7:
    Common stock, par value $.25 per share;
     Authorized 50,000,000 shares;
	Issued 11,211,068 shares            2,802,767     2,802,767
    Additional paid-in capital     51,357,008    51,357,008
    Retained earnings      17,434,755    18,970,435
	   71,594,530    73,130,210

    Deduct:
     Cost of 475,522 shares in treasury    (6,573,719)   (6,573,719)
     Deferred compensation under stock
	bonus plan and employees' stock
	ownership plan     (1,533,749)   (1,619,804)
	       TOTAL STOCKHOLDERS' EQUITY   63,487,062    64,936,687

LEASES--Note 6   ___________
		 $199,435,119     $207,005,343

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years ended July 31, 1996, 1995 and 1994

		  1996                 1995             1994
Revenues:
  Net sales   $321,134,537      $326,140,872             $263,511,410
  Rentals from real estate
		 2,156,070         2,061,015                2,059,647
	       323,290,607       328,201,887              265,571,057
Costs and expenses:
  Cost of sales
	       229,477,193       230,962,257              175,237,889
  Selling, general and
   administrative expenses
		77,223,407        77,396,552               77,599,496
  Expenses of real estate
		 1,484,681         1,571,090              1,742,462
	       308,185,281       309,929,899            254,579,847
      OPERATING PROFIT--Note 5
		15,105,326        18,271,988             10,991,210

Interest and dividend income
		   865,145           903,887                867,517
 Interest expense
		(8,783,798)       (9,191,495)            (8,802,413)
 Gain on sale of product line -- Note 5                  12,475,246
Other income -- Note 10(d)
		   520,692           763,597                775,292
      INCOME BEFORE INCOME TAXES
		 7,707,365        10,747,977             16,306,852
Income taxes--Note 3:
  Current:
    Federal      1,905,000         3,276,000              6,935,000
    State and local
		   488,000           161,000                348,000
  Deferred         683,000           573,000                781,000
		 3,076,000         4,010,000              8,064,000
      INCOME FROM CONTINUING OPERATIONS
		 4,631,365         6,737,977              8,242,852

Discontinued operations -- Note 4:
  (Loss) from operations, net of income
    tax credits of $1,073,000, $1,009,000
    and $193,000
		(1,757,044)       (1,874,689)              (358,538)
  (Loss) on disposition, net of deferred
    income tax credit of $2,590,000
		(4,410,000)
		(6,167,044)       (1,874,689)              (358,538)
 NET(LOSS)      /INCOME
	       $(1,535,679)       $4,863,288             $7,884,314

Income/(loss)per share--Note 1:
  Primary:
    Continuing operations
		      $.43             $ .63                  $ .76
    Discontinued operations
		      (.57)             (.18 )                 (.03)
    Net(loss)/income
		     $(.14)             $.45                  $ .73
  Fully diluted:
    Continuing operations
		      $.40              $.51                  $ .56
    Discontinued operations
		      (.27)             (.09)                  (.02)
    Net income
		      $.13              $.42                   $.54


See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1996, 1995 and 1994



					 1996          1995         1994

Operating Activities - Continuing Operations:
  Income from continuing operations before income taxes
				      $ 7,707,365    $10,747,977   $16,306,852

Adjustments to reconcile pretax income from
  continuing operations to net cash provided by
  continuing operations:
Depreciation and amortization of property, plant
  and equipment
				       6,380,262      5,799,063      6,177,822

Amortization of deferred compensation and
  deferred charges
					4,561,305     4,606,372      4,426,062

Gain on sale of product line                                       (12,475,246)

Other, net                             (1,000,099)     (330,359)    (1,275,714)
Changes in operating assets and liabilities:
  Decrease/(increase) in receivables    6,818,278     (6,076,849)   (4,226,971)

  Decrease/(increase) in inventories      913,733    (15,008,487)   (7,151,651)

  (Increase)/decrease in prepaid expenses(281,086)    (1,511,194)      647,202

  (Decrease)/increase in accounts payable,
   accrued expenses and income taxes   (5,098,044)      (801,909)      650,113

    Net cash provided by/(used in) operating
       activities - continuing operations
				       20,001,714     (2,575,386)   3,078,469

Operating Activities - Discontinued Operations:
  Discontinued operations exclusive of income taxes
				       (9,830,044)    (2,883,689)    (551,538)

  Adjustments to reconcile pretax loss  from
    discontinued operations to net cash
    used in discontinued operations
Provision for close down and write-off
    of equipment                       7,000,000
Depreciation and amortization
					 431,623      247,841          13,602
Other                                   (192,929)    (146,047)       (405,570)
    Net cash (used in) discontinued operations
				      (2,591,350)  (2,781,895)       (943,506)

Income Taxes                          (1,320,000)  (2,428,000)     (7,090,000)

    NET CASH PROVIDED BY/(USED IN) OPERATING
       ACTIVITIES                     16,090,364   (7,785,281)     (4,955,037)






CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1996, 1995 and 1994


Investing Activities - Continuing Operations:
  Purchases of marketable securities
				   (152,018,726)    (11,473,787) (29,117,568)
  Proceeds from sale and collection of
    principal of marketable securities
				    158,863,555      31,086,939    3,331,488
  Purchases of property, plant and equip-
    ment                            ( 7,411,199)     (6,547,330)  (4,614,761)
  Advance to co-packer               (3,132,245)
  Proceeds from sale of product line                              38,055,704
  Proceeds from sale of property, plant and
    equipment                                         4,078,764
  Other                                 (13,147)                  (1,796,425)
    Net Cash (used in)/provided by investing
       activities - continuing operations
				     (3,711,762)      17,144,586     5,858,438
    Net cash (used in)investing activities -
       discontinued operations - purchases of
       property and equipment
				     (2,608,543)      (2,457,240)  (1,066,195)
     NET CASH (USED IN)/PROVIDED BY INVESTING
       ACTIVITIES                    (6,320,305)      14,687,346    4,792,243
 Financing activities - Continuing Operations:
Loan to employees stock ownership plan
				       (500,000)       (500,000)
Purchase of treasury stock                                         (1,850,000)
   Principal payments of long-term debt (1,333,428)   (3,856,369)
  Proceeds from long-term debt                                      2,355,091
     NET CASH (USED IN)/PROVIDED BY
       FINANCING ACTIVITIES
				    (1,833,428)     (4,356,369)  505,091
INCREASE IN CASH AND CASH EQUIVALENTS -
  CONTINUING OPERATIONS
				  7,936,631          2,545,696   342,297
  Cash and cash equivalents at beginning
   of year - continuing operations
				  8,357,152          5,811,456    5,469,159
CASH AND CASH EQUIVALENTS AT END OF YEAR-
  CONTINUING OPERATIONS         $16,293,783         $8,357,152   $5,811,456

Supplemental Information

    Cash paid during the year:     1996              1995           1994
      Interest                  $8,259,325        $8,532,841    $8,103,742
      Income taxes                 678,905         1,080,706     5,129,630


See notes to consolidated financial statements






CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1996, 1995 and 1994




					     Common Stock
				      Issued               In Treasury
			       Shares     Amount        Shares    Amount
					      In Thousands

Balance at July 31, 1993        10,592   $2,648          276      $4,724
Net Income
3% stock dividend                  303       75
Conversion of debentures             3        1
Purchase of treasury stock                               200      1,850
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
Increase in unfunded pension losses
Balance at July 31, 1994        10,898    2,724         476       6,574

Net income
3% stock dividend                  313       79
Conversion of debentures
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
     Amortization,
     Loan to employees stock
       ownership plan
Decrease in unfunded pension losses
Balance at July 31, 1995
				11,211      2,803        476       6,574

Net (loss)
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
     Loan to employees stock
       ownership plan
Balance at July 31, 1996       11,211     $2,803         476      $6,574

See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1996, 1995, and 1994
				 Deferred
			       Compensation
				Under Stock
				Bonus Plan
			      and Employees'  Unfunded  Additional
			    Stock Ownership   Pension    Paid-In      Retained
				 Plan         Losses     Capital      Earnings
						 In Thousands

Balance at July 31, 1993        $2,227        $ 425      $47,256      $10,457
Net income                                                              7,884
3% stock dividend                                          2,048       (2,123)
Conversion of debentures                                      19
Purchase of treasary stock
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                 (563)
Increase in unfunded pension losses            1,341
Balance at July 31, 1994        1,664          1,766      49,323       16,218

Net income                                                              4,863
3% stock dividend                                         2,032        (2,111)
 Conversion of debentures                                     2
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                (544)
    Loan to employees stock
      ownership plan             500
Decrease in unfunded pension losses            (1766)
Balance at July 31, 1995       1,620             -       51,357        18,970

Net (loss)                                                             (1,535)
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                (586)
    Loan to employees stock
      ownership plan             500
 Balance at July 31, 1996     $1,534        $  -        $51,357        $17,435

See notes to consolidated financial statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1996, 1995 and 1994

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Fiscal year:   The Companys year ends on the last Friday in July.
Fiscal years are designated as ending July 31 for convenience of reference.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Receivables - Concentration of Credit Risk: The Companys primary business is the roasting, packing and marketing of a broad range of regular and decaffeinated, ground roast, instant and specialty coffees for the Foodservice and Retail Grocery Industries. These products are sold regionally throughout the United States and Canada. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral. Credit losses relating to customers have consistently been within Managements expectations.

Cash Equivalents:   The Company considers all highly liquid investments with
a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

    July 31,                         1996            1995

    Finished goods               $35,715,505           $37,169,924
    Raw materials                 18,931,470            19,928,214
    Supplies                       4,990,827             3,453,397
				 $59,637,802           $60,551,535

Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment are computed by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Long-Lived Assets:  In accordance with Financial Accounting Standards Board
(FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Pre-opening Costs: Quikava pre-opening costs are charged to operations as incurred.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

Excess of Cost over Net Assets Acquired: The Company evaluates goodwill impairment at the end of each year based on recoverability measured by undiscounted estimated operating profits (i.e., pretax earnings before interest expense and goodwill amortization). Under this approach, the carrying value would be reduced if it is probable that Managements best estimate of future operating profits during the goodwill amortization period will be less than the carrying amount of the related goodwill. Excess of cost over net assets acquired is being amortized on a straight-line basis over periods of 40 and 15 years. Accumulated amortization amounted to $1,755,000 and $1,554,000 at July 31, 1996 and 1995, respectively.

Other Intangibles: Other intangibles consist principally of trademarks, covenants not to compete and customer lists. Such items are being amortized on a straight-line basis over periods of 40, 5 and 7.5 years, respectively. See Note 10(b).

Advertising Expenses: The cost of advertising is expensed as incurred. The Company incurred $3,130,000, $4,615,000 and $3,436,000 in advertising costs during 1996, 1995 and 1994, respectively.

Stock Based Compensation:   In October 1995, the FASB issued Statement of
Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments.
The Company has determined it will continue to report stock-based compensation for all options that are earned under APB Opinion No. 25.

Per Share Data: Primary per share data is based on the following weighted average number of common shares outstanding during each year retroactively adjusted for stock dividends:10,736,000 in 1996 and 1995 and 10,797,000 in 1994. Fully diluted per share data, assuming conversion of debentures, is based on 22,557,000, 22,557,000 and 22,619,000 common shares outstanding for the years ended July 31, 1996, 1995 and 1994.

NOTE 2--LONG TERM DEBT

Long-term debt consists of the following:
						       July 31
					    1996                     1995

     7% Convertible senior subordinated
       debentures due 2012              $ 51,693,000            $ 51,693,000
     8% Convertible subordinated debentures
       due 2006                           43,266,000              43,266,000
     Revolving credit and term loan       10,276,468              11,609,896

					$105,235,468            $106,568,896

The 7% and 8% debentures require annual sinking fund payments of $3,000,000 and $3,750,000, respectively, which after giving effect to previous conversions and redemptions, commence April 1, 2000 and March 15, 1998, respectively, and provide for balloon payments of $18,000,000 and $12,500,000 on April 1, 2012 and September 15, 2006, respectively. The debentures are convertible at the option of the debenture holders into shares of the Company's common stock at a price of $8.23 per share and $7.81 per share, respectively (subject to adjustment). As of July 31, 1996, approximately 11,821,000 common shares are reserved for issuance upon conversion of debentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and
The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1996 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.25% at July 31, 1996) on all such loans is equal to the prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at July 31, 1996) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and requires repayment of outstanding loans with excess cash flow, as defined.

As of July 31, 1996, long-term debt matures as follows: $766,000 (year ending July 31, 1998), $3,750,000 (year ending July 31, 1999), $14,719,468 (year ending July 31, 2000) and $86,000,000 thereafter.

The Company believes that the fair value of its 7% and 8% convertible subordinated debentures approximates $43,939,000 and $39,859,000, respectively, as indicated by the public trading prices of such debt.

NOTE 3--INCOME TAXES
The provision for income taxes for continuing operations differs from the expected Federal income tax for the reasons shown in the following table:

					 1996             1995         1994
  Federal income tax provision
    expected at the statutory rate    $2,620,504      $3,761,792   $ 5,707,398
  Effect on Federal income tax of:
     Difference between tax and book basis
	  of product line sold                                       1,721,214
    State and local income taxes,
	net of Federal income tax benefit
					322,080         106,260        226,200
    Amortization of excess of cost over
	net assets acquired              68,000          68,000         88,200
    Other                                65,416          73,948        320,988

				     $3,076,000      $4,010,000     $8,064,000



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 3--INCOME TAXES - Continued

Deferred tax liabilities and assets are comprised of the following at July 31,
						      1996           1995
   Net deferred non-current tax liabilities:
     Net difference between tax and book basis
	of property, plant and equipment            $5,897,000     $7,668,000
     Unfunded pension liabilities                      431,000        250,000
     Compensation under stock bonus plan and
       employees' stock ownership plan                (273,000)      (332,000)
     Other                                            (464,000)      (430,000)
	$5,591,000     $7,156,000
    Net deferred current tax assets:
      Restructuring charges                                        $  130,000
      Net difference between tax and book
	 basis of inventory                          $344,000         317,000
      Officers termination benefits                                   91,000
      Allowance for doubtful accounts and discounts   419,000         343,000
      Accrued expenses - close-down                   650,000
      Accrued cash bonus                              190,000
      Payment of underfunded pension plan            (525,000)       (525,000)
      Other                                            45,000          45,000
						    $ 933,000      $  591,000

NOTE 4--DISCONTINUED OPERATIONS

In October 1996, the Companys Board of Directors adopted a plan to discontinue operationsof the Chock Cafes. Accordingly, the operating results of the Chock Cafe operations,including provisions for estimated lease termination costs, employee benefits and losses during the phase-out period of approximately $1,800,000and a write-off of leasehold improvements and equipment and deferred charges of approximately $5,200,000 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

The Company has restated its prior financial statements to present the operating results of the Chock Cafes as a discontinued operation. The assets and liabilities of such operations at July 31, 1995 have been reflected as a net non-current asset based substantially on the original classification of such assets and liabilities.

Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions) from discontinued operations are as follows:


				   1996              1995              1994

Net Sales
				$3,783,397         $2,236,855        $127,043

Costs and expenses
  Costs of sales                 5,903,142          4,184,197         426,454
  Selling, general and
     administrative expenses       710,299            705,197         252,127
				 6,613,441          4,889,394         678,581
Operating (loss)                (2,830,044)        (2,652,539)       (551,538)
Other deductions                                      231,150
(Loss) before income taxes      (2,830,044)        (2,883,689)       (551,538)
Income tax credits              (1,073,000)        (1,009,000)       (193,000)
(Loss) from operations         $(1,757,044)       $(1,874,689)      $(358,538)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES


NOTE 5--PRODUCT LINE SOLD

In October 1993, the Company and Gourmet Coffees of America ("GCA") entered into an agreement to sell Hillside Coffee of California, Inc. (Hillside) to GCA. Hillside's business consisted of roasting, packing, distributing and marketing specialty coffee to supermarkets. Pursuant to the agreement which was consummated on November 19, 1993, the Company received (a) $38,500,000 and
(b) shares of stock representing approximately one-half of one percent of the equity of GCA. The Company recorded an approximate $6,200,000 after tax gain upon consummation of the sale. The net sales and operating profits of Hillside, before intercompany management charges, for the period August 1, 1993 to November 19, 1993 included in the results of operations were $9,556,000 and $2,179,000, respectively.

NOTE 6--LEASES

The Company and subsidiaries lease manufacturing plants, warehouses, office space and Quikava locations and related premises. Leases which provide for payment of property taxes, utilities and certain other expenses, expire on various dates through 2009 and contain renewal options. As of July 31, 1996, the Company's obligation for future minimum rental payments, assuming the exercise of renewal options, aggregated $15,331,000. Payments required in the following five fiscal years amount to $4,079,000 (1997), $3,379,000
(1998), $2,692,000 (1999), $2,019,000 (2000) and $1,180,000 (2001).   Rental
expense charged to continuing operations under operating leases for the years ended July 31, 1996, 1995 and 1994 was $4,150,000, $4,893,000 and $4,496,000,
respectively.

As of July 31, 1996, future minimum rental payments due from tenants under sub-leases of retail facilities and related premises aggregated $15,010,000. Amounts receivable in the following five fiscal years amount to $2,093,000
(1997), $2,110,000 (1998), $1,832,000 (1999), $1,531,000 (2000) and $1,251,000
(2001).

NOTE 7--STOCKHOLDERS' EQUITY

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS EQUITY--continued

The Company's incentive compensation plan provides, among other things, for incentive or non-qualified stock options, stock appreciation rights, performance units, restricted stock and incentive bonus awards. During the years ended July 31, 1996, 1995 and 1994, respectively, non-qualified stock options for the purchase of 16,000, 250,000 and 109,000 shares, at prices of $5.25, $5.75 and $8.50 per share, were granted to key executives under the plan. During the year ended July 31, 1995 options to purchase 8,500 shares were forefeited. At July 31, 1996, there were outstanding options for 366,500 shares. The 1995 options were granted to the Chief Executive Officer. Options granted are exercisable at the fair market value at date of grant and, subject to termination of employment, expire ten years from the date of grant, are non-transferable other than on death, and are exercisable in three equal annual installments commencing three years from date of grant.

Under the incentive compensation plan, as of July 31, 1996, 47,000 common shares are outstanding which were issued to key executives in 1987 and 1988. These shares are subject to restricted stock agreements which provide that the shares will vest ratably over periods through 2001. Such shares are subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. The fair value of the shares on the dates of issuance is being charged to operations as compensation during the period the restrictions remain in effect. At July 31, 1996, 121,000 shares were available under the plan.


NOTE 8--PENSION PLANS

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

A summary of the components of net periodic pension cost for the defined benefit plans for the three years ended July 31, 1996 and total contributions charged to pension expense for the union-sponsored plans follows (in thousands):

					   1996         1995         1994

      Service cost-benefits earned
	during the year                   $1,729       $1,813       $1,471
      Interest cost on projected benefit
	obligation                         1,985        1,961        1,782
      Actual return on plan assets        (1,866)      (1,723)      (1,654)
      Net amortization and deferral          144          253          156
      NET PENSION COST OF DEFINED BENEFIT
	PLANS                              1,992        2,304        1,755

      UNION-SPONSORED PLANS                  319          287          422
      TOTAL PENSION EXPENSE               $2,311       $2,591       $2,177





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 8--PENSION PLANS--Continued

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet at July 31, for the defined benefit pension plans
(in thousands):    __________1996_____________    _________1995______________
		   Plan Whose     Plan Whose      Plan Whose     Plan Whose
		 Assets Exceed   Accumulated     Assets Exceed   Accumulated
		   Accumulated    Benefits        Accumulated    Benefits
		   Benefits       Exceed Assets   Benefits       Exceed Assets

Actuarial present value of
 benefit obligations:

 Vested benefit obligation
		  $ (22,241)      $(2,160)        $(20,659)          $(2,306)
 Accumulated benefit
  obligation      $ (22,993)      $(2,163)        $(20,973)          $(2,309)
 Projected benefit
  obligation      $ (25,520)      $ 2,163         $(23,075)          $(2,309)

 Plan assets, consisting
  primarily of U.S. treasury
  notes, other U.S. agency
  issues, guaranteed insurance
  contracts and corporate invest-
  ments, at fair value
		     23,010         1,864           21,056            2,046

Projected benefit obligation
 (in excess of)plan assets
		     (2,510)         (299)          (2,019)            (263)
Unrecognized prior service cost
			223           114              270              124
Unrecognized net loss
		      5,338           392            4,414               39
Unrecognized net asset at
 August 1, 1987; net of amortization
		       (514)          (57)            (593)             (65)

Net pension asset(liability)
 recognized in the consolidated
 balance sheet       $2,537          $150          $(2,072)            $(165)

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.3% and 4% and 8.0% and 4%, respectively, at July 31, 1996 and 1995. The expected long-term rate of return on plan assets was 8.0%, 8.0% and 8.5% in 1996, 1995 and 1994, respectively.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of continuing operations (see Note 4) for the years ended July 31, 1996 and 1995:

						     Fiscal 1996
						   Three Months Ended
				 October 31   January 31    April 30  July 31
				 (Thousands of Dollars Except Per Share Data)

Net sales                         $77,373      $82,243      $85,617    $75,902

Gross profit                      $21,589      $22,977      $25,059    $22,034

       Income from
	 continuing operations:   $ 1,354      $ 1,389      $ 1,460    $   428
Per share:
  Primary                         $   .13      $   .13      $   .14    $   .04

  Fully diluted                   $   .11      $   .12      $   .10    $   .04


						     Fiscal 1995
						  Three Months Ended
				 October 31    January 31    April 30  July 31
				  (Thousands of Dollars Except Per Share Data)


Net sales                        $73,265      $91,163      $80,310     $81,404

Gross profit                     $22,990      $25,770      $23,907     $22,511

       Income From
	 continuing operations:  $ 1,226     $  1,754      $ 1,925    $  1,833

Per share:
  Primary                        $   .11      $   .16      $  .18      $   .17

  Fully diluted                  $   .10      $   .13      $  .13      $   .14






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

NOTE 10--OTHER ITEMS

a. Receivables other than trade at July 31, 1996 and 1995 amount to $2,418,000and $2,656,000, respectively. See Note 10(c).

b.  Other assets and deferred charges consist of (in thousands):

    July 31,                                                1996          1995

Deferred financing costs (1)                               $2,896      $ 3,412
Non-compete agreements, net                                 2,766        4,468
Trademarks, net                                             4,542        4,667
Customer lists, net                                         4,666        5,819
Due from co-packer                                          3,375
Prepaid pension expense                                     2,924        1,966
Other                                                       5,807        4,297
							  $26,976      $24,629


(1) Being amortized over the terms of the related indebtedness (see Note 2).


 c. In connection with closing a business and termination of a pension plan the Company has paid a liability for an underfunded pension plan of approximately $1,500,000 and recorded a similar amount receivable from the previous owner of such business pursuant to the acquisition agreement. The previous owner of the business is contesting the liability to the Company. The Company, based upon its interpretation of the acquisition agreement and after consultation with counsel, believes the previous owner of the business is responsible for an amount approximating the underfunded pension liability and has commenced litigation seeking such amount.

 d. In fiscal 1996, other income includes $460,000 from the sale of real estate. In fiscal1995, other income includes $589,000 from the sale of a former manufacturing plant. In fiscal 1994, other income includes $700,000 from the sale of the Companys private label tea and drink mix business.

NOTE 11 -- INDUSTRY SEGMENT INFORMATION

The Company's financial information by industry segment for 1996, 1995 and 1994 may be found on page 35 and is incorporated herein by reference.



SELECTED FINANCIAL DATA
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

						YEAR ENDED JULY 31
		     1996        1995         1994          1993        1992
		     (Dollar Amounts in Thousands, Except Per Share Amounts)

Net sales   $321,135    $326,141    $263,511         $251,641      $203,640
Income/(loss) from
  continuing operations
	       4,631       6,738       8,243            1,062        (5,822)
Working capital
	      87,053      89,612      81,590           72,022        45,027(1)

Working capital ratio
	    4.7 to 1    4.3 to 1    3.6 to 1         3.8 to 1         3.2 to 1

Total assets
	     199,435     207,005     208,807          195,304          184,648

Long-term debt
	     105,235     106,569     110,427          108,092          107,053

Stockholders' equity
	      63,487      64,937      58,262           52,985           52,406

Per common share (2):
 Income/(loss) from
   continuing operations    .43        .63         .76    .10            (.56)

 Stock dividends declared               3%          3%      3%            3%

 Stockholders' equity      5.91        6.05       5.43    4.84            4.84



(1) Does not include $23,053 in 1992 of marketable securities classified as non current.

(2) Per share data has been retroactively adjusted for a 3% stock dividend in July 1995, 1994, 1993 and 1992.


FORWARD-LOOKING STATEMENTS

Certain statements under the caption Managements Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K and in the letter of the President and Chief Executive Officer and Chairman of the Board and elsewhere in the Companys Annual Report to Shareholders, constitute forward looking statements within the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence of or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for Quikava outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations; construction costs and other factors.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The discussion and analysis that follows relates solely to continuing operations of the Company.

 Net sales decreased $5,006,000 or 1.5% for the year ended July 31, 1996, compared to the prior year. The decrease in net sles was due to a decrease in the average selling price of coffee, partially offset by a 17% increase in coffee pounds sold.

Operating profits from food products were $15,059,000, a decrease of 17% for the year ended July 31, 1996, compared to $18,205,000 for the prior year.
The decrease resulted primarily from decreased gross profit margins. Decreased gross margins were due to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee, partially offset by inceased coffee pounds sold. During the year ended July 31, 1996, prices for green coffee ranged from a high of $1.54 per pound to a low of $.91 per pound. Selling, general and administrative expenses were slightly lower than the prior year, with decreases in advertising, coupon, payroll and payroll related expenses partially offset by increased brokerage and delivery costs.

Income from continuing operations was $4,631,000 or $.43 per share for the year ended July 31, 1996, compared to $6,738,000 or $.63 per share for the prior year. The difference was primarily due to decreased operating profits, partially offset by decreased income taxes.

Net sales increased $62,629,000 or 23.8% for the year ended July 31, 1995, compared to the prior year. The increase in net sales was due to an increase in the average selling price of coffee, partially offset by a decrease in coffee pounds sold and the loss of $9,557,000 of sales from Hillside (due to its disposition).

Operating profits from food products were $18,205,000, an increase of 66% for the year ended July 31, 1995, compared to $10,940,000 for the prior year.
The increase resulted primarily from increased gross profit margins partially offset by increased selling, general and administrative expenses and the loss of operating profits of $2,179,000 from Hillside (due to its disposition). Increased gross margins were due to an increase in the average selling price of coffee greater than the increase in the average cost of green coffee, partially offset by decreased coffee pounds sold. The price of green coffee was volatile during the year ended July 31, 1995 and green coffee prices ranged from a low of $1.21 per pound to a high of $2.31 per pound.
The Company consistently values its inventory and commitments at the lower of cost or market. Selling, general and administrative expenses increased primarily due to increased advertising and payroll costs, partially offset by reduced coupon costs.

Income from continuing operations was $6,738,000 or $.63 per share for the year ended July 31, 1995, compared to $8,243,000 or $.76 per share for the prior year. The difference was primarily due to increased operating profits, offset by increased income taxes on such operating profits and the gain on sale of Hillside (the Companys specialty coffee product line) of $6,224,000 after income taxes or $.58 per share in the prior year.

General inflation has been relatively low for the last several years; however, green coffee prices have changed significantly during fiscal 1994, 1995 and 1996. While the Company manages its inventory to have rapid turnover, the changes in green coffee prices have impacted the Companys gross profit percentage.



LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1996, working capital was approximately $87,000,000 and the ratio of current assets to current liabilities was 4.7 to 1.

As of July 31, 1996, the Company had unused borrowing capacity of approximately $30 million under its credit facilities of $40 million with Fleet Bank N.A. and The Chase Manhattan Bank (see Note 2 of notes to consolidated financial statements).

The Company plans on expanding its Quikava, company operated and franchised operations, which in total are currently operating in 14 locations. The sales of these operations are not material to the Companys consolidated sales. Total Quikava store level operations are not currently profitable, primarily due to pre-opening expenses. In addition, Quikava headquarters expenses in excess of $1,000,000 on an annual basis are not being absorbed.

The Company believes that its cash flow from operations, its cash equivalents and its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.




SEGMENT INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

						    Year Ended July 31
					1996               1995           1994
						  (Amounts in Thousands)

Net sales - food products             $ 321,135         $326,141      $263,511

Rental revenues                       $   2,156         $  2,061      $  2,060

Operating profit:
    Food products                     $  15,059          $18,205      $ 10,940
    Real estate                             671              490           317
    Eliminations                           (625)            (423)        (266)

				      $  15,105           $18,272     $ 10,991

Identifiable assets:
    Food products                     $ 156,888          $165,566     $152,293
    Real estate                           9,493             9,564        9,913
    Corporate                            33,054            31,875       46,591
				      $ 199,435          $207,005     $208,797
Depreciation and amortization:
    Food products                     $   6,203           $ 5,596     $  6,123
    Corporate                               177               203           55

				      $   6,380           $ 5,799     $  6,178

Capital expenditures:
    Food products                     $   7,397           $ 6,533     $  4,577
    Corporate                                14                14           38
				      $   7,411           $ 6,547     $  4,615



The food products segment is engaged in the (a) roasting, packing and marketing of regular,instant, decaffeinated and specialty coffees and (b) packing and marketing of regular and decaffeinated tea for sale to Retail, Foodservice and Private Label customers. Additionally, other related food products are marketed and sold to Foodservice customers. See Notes 4 and 5 of notes to consolidated financial statements. Operations of real estate represent rental and other income principally from the Company's original restaurant facilities.

All of the Company's operations are located in the United States. Export sales are not significant.

Identifiable assets under the caption "Corporate" include (1) cash and cash equivalents, investments in marketable securities and short-term investments of $16,422,000 (1996), $15,330,000 (1995) and $31,726,000 (1994) and (2) net
assets of discontinued operations of $941,000 (1996), $3,814,000 (1995) and $1,458,000 (1994).





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
COMMON SHARE PRICES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CHF. The Company has approximately 14,000 shareholders of record as of October 10, 1995.
			      1996                   1995

			   High   Low            High     Low

    1st Quarter            6 3/4  5 7/8          6 1/4    5 1/8
    2nd Quarter            6 1/8  5 1/8          6 1/4    5 1/4
    3rd Quarter            5 1/2  4 3/4          6 5/8    5 3/8
    4th Quarter            5 1/4  4 5/8          7        6 3/8

The Company distributed a 3% stock dividend on July 27, 1995.

Pursuant to certain provisions of a revolving credit and term loan agreement, the Company may not declare or pay any dividend (except for stock dividends).





Item 14(d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

  Column A        Column B        Column C         Column D          Column E
				  Additions
		  Balance at      Charged to                         Balance
		  Beginning       Costs and                          at End
Description       of Period       Expenses  Other  Deductions(1)     of Period

Year ended July 31, 1996:
 Allowance for doubtful
  accounts and discounts
		 $1,251,000      $2,315,902          $2,433,902    $ 1,133,000


Year ended July 31, 1995:
 Allowance for doubtful
  accounts and discounts
		  $928,000       $2,597,705           $2,274,705   $ 1,251,000

Year ended July 31, 1994:
 Allowance for doubtful
  accounts and discounts
		$1,081,000       $1,940,779  $24,6642  $2,118,443     $928,000





(1) Discounts taken by customers and uncollectible accounts written-off, net of recoveries.




EXHIBIT 11 - STATMENT RE: COMPUTATION OF PER SHARE EARNINGS


YEAR ENDED JULY 31,


				 1996             1995             1994


					 (AMOUNTS IN THOUSANDS,
					 EXCEPT PER SHARE DATA)

PRIMARY
  AVERAGE SHARES OUTSTANDING     10,736          10,736            10,797

  INCOME FROM CONTINUING
  OPERATIONS                     $4,631          $6,738            $8,243


NET (LOSS)/INCOME               $(1,536)         $4,863            $7,884

PER SHARE AMOUNTS:

INCOME FROM CONTINUING
OPERATIONS                         $.43            $.63             $0.76


NET (LOSS)/INCOME                 $(.14)           $.45             $0.73

FULLY DILUTED

  AVERAGE SHARES OUTSTANDING      10,736         10,736            10,797

  ASSUMED CONVERSION OF
     CONVERTIBLE DEBENTURES       11,821         11,821            11,822

	 TOTAL                    22,557         22,557            22,619


INCOME FROM CONTINUING
OPERATIONS                        $4,631         $6,738            $8,243

ADD CONVERTIBLE DEBENTURES
  INTEREST AND AMORTIZATION
  OF DEFERRED CHARGES, NET
  OF INCOME TAXES                  4,386          4,670             4,373

	 TOTAL                    $9,017        $11,408           $12,616


NET (LOSS)/INCOME                $(1,536)        $4,863            $7,884

ADD CONVERTIBLE DEBENTURES
INTEREST AND AMORTIZATION
OF DEFERRED CHARGES, NET
OF INCOME TAXES                    4,452          4,670             4,373


	TOTAL                     $2,916         $9,533           $12,257

PER SHARE AMOUNTS:

INCOME FROM CONTINUING
OPERATIONS                          $.40           $.51              $.56


NET INCOME                          $.13           $.42              $.54





EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

As of October 13, 1996, the Company had directly and indirectly the following active subsidiaries, all of which are included in the Companys consolidated financial statements furnished herewith:

    Subsidiaries of
Chock full oNuts Corporation











Chock Realty Corporation
     California
100%





CFN of New York, Inc.
     New York
100%





Cains Coffee Co.
     Delaware
100%





Cains Holding Company
     Delaware
100%





Quikava, Inc.
     Massachusetts
100%