Form 10-Q
period 1996-10-31
CHOCK FULL O NUTS CORP
filed 1996-12-12
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended ___October 31, 1996     Commission File Number 1-4183



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

							  Yes   X       No


No. of Shares of Common Stock ($.25 par value) outstanding as of December 12, 1996 - 10,735,546





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX

								   Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	October 31, 1996 and July 31, 1996                        1 & 2 of 10

	Unaudited Condensed Consolidated Statements of Operations-
	  Three Months Ended October 31, 1996 and 1995                3 of 10

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Three Months Ended October 31, 1996 and 1995                  4 of 10

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	  October 31, 1996                                        5 & 6 of 10

	Notes to Unaudited Condensed Consolidated Financial
	Statements - October 31, 1996                                 7 of 10

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations             8 & 9 of 10


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                             9 of 10

Item 5. Other Information                                             9 of 10

Item 6. Exhibits and Reports on Form 8-K                              9 of 10

Signatures                                                           10 of 10

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,     July 31,
	  1996            1996
	(Unaudited)      (Note)

ASSETS
Current assets:

  Cash and cash equivalents                 $  24,002,989          $ 16,293,783

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,201,000
   and $1,133,000                            32,580,748              30,989,008

  Inventories                                53,138,734              59,637,802

  Investments in marketable securities,
   at market (approximates cost)                159,593                 128,099

  Prepaid expenses and other                  3,703,137               3,539,776

	Total current assets                113,585,201             110,588,468

Property, plant and
 equipment - at cost      $  95,191,010                $ 93,683,328

  Less allowances for
   depreciation and
   amortization             (46,922,192)     48,268,818 (45,172,084) 48,511,244

Real estate held for
 development or sale, at cost                 7,677,308               7,691,267

Other assets and deferred charges            25,202,085              26,976,132

Excess of cost over net
 assets acquired                              5,617,725               5,668,008
					   $200,351,137            $199,435,119


Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.







	1 of 10





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS



						  October 31,     July 31,
						     1996           1996
						  (Unaudited)      (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                              $ 12,937,623    $ 10,469,300

  Accrued expenses                                 7,035,284      11,346,483

  Income taxes                                     2,705,853       1,719,575

     Total current liabilities                    22,678,760      23,535,358

Long-term debt                                   105,424,891     105,235,468

Other non-current liabilities                      1,591,081       1,586,231

Deferred income taxes                              5,591,000       5,591,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,211,068 shares                       2,802,767       2,802,767
    Additional paid-in-capital                    51,357,008      51,357,008
    Retained earnings                             18,885,314      17,434,755
    Cost of 475,522 shares in treasury            (6,573,719)     (6,573,719)
    Deferred compensation under stock bonus
      plan and employees' stock ownership plan    (1,405,965)     (1,533,749)
	  Total stockholders' equity              65,065,405      63,487,062

						$200,351,137    $199,435,119


Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.








		2 of 10

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

						Three Months Ended October 31,
						    1996              1995
Revenues:
  Net sales                                     $ 82,576,510    $ 77,372,279
  Rentals from real estate                           522,884         546,842

						  83,099,394      77,919,121

Cost and expenses:
  Cost of sales                                   59,155,200      55,783,931
  Selling, general and
    administrative expenses                       19,240,819      17,577,568
  Expenses of real estate                            424,298         368,556
						  78,820,317      73,730,055
    Operating profit                               4,279,077       4,189,066
Interest income                                      318,434         138,456

Interest expense                                  (2,139,469)     (2,266,021)

Other income - net                                    16,518          78,978

    Income before income taxes                     2,474,560       2,140,479

Income taxes                                       1,024,000         787,000
    Income from continuing operations              1,450,560       1,353,479
Discontinued operations, net of income tax
  credits of $271,000                                                526,567
    Net income                                    $1,450,560      $  826,912

Income/(loss)per share:
    Primary:
       Continuing operations                      $      .14      $      .13
       Discontinued operations                                          (.05)
	 Net income                               $      .14      $      .08

    Fully diluted:
       Continuing operations                      $      .11      $      .11
	 Discontinued operations                                        (.03)
	 Net income                               $      .11      $      .08




See notes to unaudited condensed consolidated financial statements.







3 of 10








	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


					       Three Months Ended October 31,
					       1996                    1995
Operating Activities:
 Net income                                $ 1,450,560            $   826,912
 Adjustments to reconcile net income
   to net cash provided by/(used
   in) operating activities:
  Depreciation and amortization of
   property, plant and equipment             1,750,108              1,472,415
  Amortization of deferred compensation
   and deferred charges                      1,091,923              1,187,403
  Other, net                                  (201,948)            (1,092,824)
  Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable (1,659,740)             2,150,316
  Decrease in inventory                      6,499,068              3,132,918
 (Increase)/(decrease) in prepaid expenses    (163,361)             1,069,418
 (Decrease) in accounts payable,
   accrued expenses and income taxes          (856,598)           (10,026,015)
NET CASH PROVIDED BY/(USED IN)OPERATING
ACTIVITIES                                   7,910,012             (1,279,457)
Investing Activities:
 Proceeds from sale and collection of principal
   of marketable securities                                         9,980,349
 Purchases of marketable securities            (31,494)           (11,939,661)
 Purchases of property, plant and equipment (1,507,682)            (1,822,931)
NET CASH(USED IN)INVESTING ACTIVITIES       (1,539,176)            (3,782,243)
Financing Activities:
 Proceeds from long-term debt, net             189,423              1,918,097
 Proceeds from co-packer                     1,148,947
 Loan to employees' stock ownership plan                             (500,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES    1,338,370              1,418,097
 Increase/(decrease)in Cash and
  Cash Equivalents                           7,709,206             (3,643,603)
 Cash and cash equivalents at beginning
   of period                                16,293,783              8,386,620
 Cash and Cash Equivalents at End of
 Period                                    $24,002,989            $ 4,743,017



See notes to unaudited condensed consolidated financial statements.



							4 of 10





	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


						 Common Stock
					Issued                 In Treasury
				   Shares  Amount            Shares   Amount
						 In Thousands

Balance at July 31, 1996           11,211  $2,803             476     $6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization


Balance at October 31, 1996        11,211 $2,803              476     $6,574










See notes to unaudited condensed consolidated financial statements.





























	5 of 10


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						 Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						     In Thousands

Balance at July 31, 1996                $1,534          $51,357   $17,435
Net income                                                          1,450
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                         (128)

Balance at October 31, 1996            $1,406          $51,357    $18,885





See notes to unaudited condensed consoliated financial statements.

































	6 of 10

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 31, 1996
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

(B) Primary per share data is based on the weighted average number of common shares outstanding of 10,736,000 for the three months ended October 31, 1996 and 1995. Fully diluted per share data, assuming conversion of debentures, is based on 22,556,000 shares outstanding for the three months ended October 31, 1996 and 1995.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				October 31,     July 31,
				  1996            1996
	Finished goods         $32,868,186     $35,715,505
	Raw materials           15,310,369      18,931,470
	Supplies                 4,960,179       4,990,827
			       $53,138,734     $59,637,802

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A.
and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1996 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest
(8.25% at October 31, 1996) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at October 31, 1996) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $933,000.





7 of 10


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Reform Act. See Other Information Item 5.

Operations

	The following is Management's discussion and analysis of certain significant factors that have affected the Company's continuing operations during the periods included in the accompanying unaudited condensed consolidated statements of operations.

	Net sales increased $5,204,000 or 7% for the three months ended October 31, 1996, compared to the comparable period of the prior year. The increase in net sales was due to a 34% increase in coffee pounds sold partially offset by a decrease in the average selling price of coffee.

	Operating profits from food products were $4,279,000, an increase of 2% for the three months ended October 31, 1996, compared to $4,189,000 for the comparable period of the prior year. The increase resulted primarily from increased gross margins partially offset by increased selling, general and administrative expenses. Increased gross margins were due to increased coffee pounds sold and a decrease in the average selling price of coffee less than the decrease in the average cost of green coffee. During the three months ended October 31, 1996 prices for green coffee ranged from a high of $1.36 to a low of $1.04 per pound. Selling, general and adminstrative expenses increased primarily due to increased advertising, brokerage and coupon costs and salaries.

	Income from continuing operations was $1,451,000 or $.14 per share for the three months ended October 31, 1996, compared to $1,353,000 or $.13 per share for the comparable period of the prior year. The difference was primarily due to increased operating profits, increased interest income and reduced interest expense, partially offset by increased income taxes
	The prior year also included a loss from discountinued operations of $527,000 or $.05 per share.

Liquidity and Capital Resources

	As of October 31, 1996, working capital was approximately $91,000,000 and the ratio of current assets to current liabilities was approximately 5.0 to 1.

	As of October 31, 1996, the Company had unused borrowing capacity of approximately $29 million under its credit facilities of $40 million with Fleet Bank, N.A. and The Chase Manhattan Bank.

	The Company plans on expanding its Quikava, company operated and franchised operations, which in total are currently operating in 15 locations. The sales of these operations are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable, primarily due to pre-opening expenses. In addition, Quikava headquarters' expenses in excess of $1,000,000 on an annual basis are not being absorbed.







							8 of 10







   The Company believes that its cash flow from operations and its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.



Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 5.    Other Information


Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward looking statements" within the meaning of the Reform Act. Such forward looking statements involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence of or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for Quikava outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations;construction costs and other factors.

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


				CHOCK FULL O' NUTS CORPORATION
					(Registrant)


December 12, 1996               Marvin I. Haas
				President and Chief Executive Officer

December 12, 1996               Howard M. Leitner
				Senior Vice President
				Chief Financial and Accounting Officer
































10 of 10