Form 10-Q
period 1997-01-31
CHOCK FULL O NUTS CORP
filed 1997-03-17
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

		Washington, D.C. 20549

	       FORM 10-Q

		 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    January 31, 1997  Commission File Number 1-4183



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

							  Yes   X       No


No. of Shares of Common Stock ($.25 par value) outstanding as of March 14, 1997 - 10,735,546



	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES




								 INDEX

								 Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets -
January 31, 1997 and July 31, 1996                              1 & 2 of 12

Unaudited Condensed Consolidated Statements of
Operations -Three Months Ended January 31, 1997
 and 1996                                                           3 of 12

Unaudited Condensed Consolidated Statements
 of Operations -Six Months Ended January 31, 1997
 and 1996                                                           4 of 12

Unaudited Condensed Consolidated Statements of
Cash Flows -Six Months Ended January 31, 1997
and 1996                                                            5 of 12

Unaudited Condensed Consolidated Statement of
Stockholders' Equity - January 31, 1997                         6 & 7 of 12

Notes to Unaudited Condensed Consolidated Financial
Statements - January 31, 1997                                   8 & 9 of 12

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                10 & 11 of 12



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        11 of 12

Item 4.  Submission of Matters to a Vote of Security Holders       11 of 12
Item 5.  Other Information                                         11 of 12

Item 6.  Exhibits and Reports on Form 8-K                          11 of 12

Signatures                                                         12 of 12

PART I. FINANCIAL INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

						January 31,        July 31,
						   1997              1996
						(Unaudited)         (Note)

ASSETS
Current assets:

Cash and cash equivalents                $ 16,805,029      $ 16,293,783

 Receivables, principally
  trade, less allowances
  for doubtful accounts and
  discounts of $1,282,000
  and $1,133,000                           36,507,691        30,989,008

  Inventories                              58,646,112        59,637,802

  Investments in marketable
  securities, at market
  (approximates cost)                         162,125           128,099

  Prepaid expenses and other                3,181,007         3,539,776

	Total current assets              115,301,964       110,588,468

Property, plant and
 equipment - at cost                     $ 98,385,493        93,683,328


 Less allowances for
   depreciation and
   amortization            (48,708,790)    49,676,703  (45,172,084)  48,511,244

Real estate held
 for development or
 sale, at cost                              7,663,348                 7,691,267

Other assets and
deferred charges                           24,667,265                26,976,132

Excess of cost over net
 assets acquired                           10,261,252                 5,668,008
					 $207,570,532              $199,435,119


Note:   The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


						  January 31,       July 31,
						     1997             1996
						  (Unaudited)        (Note)

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities:

  Accounts payable                              $ 13,179,943      $ 10,469,300

  Accrued expenses                                 8,233,017        11,346,483

  Income taxes                                     2,676,258         1,719,575

     Total current liabilities                    24,089,218        23,535,358

Long-term debt                                   107,727,069       105,235,468

Other non-current liabilities                      3,221,566         1,586,231

Deferred income taxes                              5,591,000         5,591,000

Stockholders' equity:
 Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,211,068 shares                       2,802,767         2,802,767
    Additional paid-in-capital                    51,357,008        51,357,008
    Retained earnings                             20,633,804        17,434,755
    Cost of 475,522 shares in treasury            (6,573,719)       (6,573,719)
 Deferred compensation under stock bonus
plan and employees' stock ownership plan          (1,278,181)       (1,533,749)
	  Total stockholders' equity              66,941,679        63,487,062

						$207,570,532      $199,435,119



Note:   The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


				      Three Months     Ended January 31,
					1997                  1996
Revenues:
  Net sales                          $ 84,242,490      $ 82,243,101
  Rentals from real estate                524,969           581,615

				       84,767,459        82,824,716
Cost and expenses:
  Cost of sales                        58,455,236        59,266,194
  Selling, general and
    administrative expenses            21,114,737        19,386,323
  Expenses of real estate                 444,179           382,871
				       80,014,152        79,035,388
   Operating profit                     4,753,307         3,789,328
Interest income                           360,156           276,688

Interest expense                       (2,126,938)       (2,234,837)

Other income - net                          1,964           410,105

    Income before income taxes          2,988,489         2,241,284
Income taxes                            1,240,000           852,000
    Income from continuing operations   1,748,489         1,389,284
Discontinued operations, net of income tax
  credits of $228,000                                      (443,577)
    Net income                         $1,748,489        $  945,707

Income/(loss) per share:
    Primary:
       Continuing operations                 $.16              $.13
       Discontinued operations                                 (.04)
	 Net income                          $.16              $.09

    Fully diluted:
       Continuing operations                 $.13              $.11
       Discontinued operations                                 (.02)
	 Net income                          $.13              $.09




See notes to unaudited condensed consolidated financial statements.


CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS

						 Six Months Ended January 31,
						   1997               1996
Operating Activities:
 Net income                                    $ 3,199,049       $ 1,772,619
 Adjustments to reconcile net income
   to net cash provided by/(used in)
   operating activities:
  Depreciation and amortization of property,
   plant and equipment                           3,536,706         3,105,337
  Amortization of deferred compensation and
   deferred charges                              2,172,602         2,384,927
  Other, net                                      (237,266)       (1,110,265)
  Changes in operating assets and liabilities:
     Decrease in accounts receivable            (3,702,554)       (1,000,711)
     Decrease in inventory                       2,345,396         6,478,025
     Decrease in prepaid expenses                  459,566           654,057
    (Decrease)/increase in accounts payable, accrued
      expenses and income taxes                 (2,416,856)          997,875
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                       5,356,643        13,281,864
Investing Activities:
 Acquisition of business                        (5,746,230)
 Proceeds from sale and collection of principal of
   marketable securities                                          23,769,058
 Purchases of marketable securities                (34,026)      (23,767,734)
 Purchases of property, plant and equipment     (2,826,088)       (4,700,033)
NET CASH (USED IN) INVESTING ACTIVITIES         (8,606,344)       (4,698,709)
Financing Activities:
 Proceeds from long-term debt, net               2,491,601          (499,106)
 Proceeds from co-packer                         1,269,346            (1,719)
 Loan to employees' stock ownership plan                            (500,000)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                             3,760,947        (1,000,825)
 Increase in Cash and Cash Equivalents             511,246         7,582,330
 Cash and Cash Equivalents at Beginning
 of Period                                      16,293,783         8,386,620
 Cash and Cash Equivalents at End of Period    $16,805,029       $15,968,950


See notes to unaudited condensed financial statements.



5 of 12



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


						Six Months Ended January 31,
						   1997              1996
Revenues:
  Net sales                                   $166,819,000       $159,615,380
  Rentals from real estate                       1,047,853          1,128,457
					       167,866,853        160,743,837

Cost and expenses:
  Cost of sales                                117,610,436        115,050,125
  Selling, general an
    administrative expenses                     40,355,556         36,963,891
  Expenses of real estate                          868,477            751,427
					       158,834,469        152,765,443
    Operating profit                             9,032,384          7,978,394
Interest income                                    678,590            415,144

Interest expense                                (4,266,407)        (4,500,858)

Other income - net                                  18,482            489,083

    Income before income taxes                   5,463,049          4,381,763

Income taxes                                     2,264,000          1,639,000
    Income from continuing operations            3,199,049          2,742,763
Discontinued operations, net of income tax
  credits of $499,000                                                (970,144)
    Net income                                  $3,199,049         $1,772,619

Income/(loss) per share:
    Primary:
       Continuing operations                          $.30               $.26
       Discontinued operations                                           (.09)
       Net income                                     $.30               $.17

    Fully diluted:
       Continuing operations                          $.24               $.21
       Discontinued operations                                           (.04)
       Net income                                     $.24               $.17



See notes to unaudited condensed consolidated financial statements.







				4 of 12


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


							 Common Stock
						   Issued         In Treasury
						Shares  Amount   Shares  Amount
							  In Thousands

Balance at July 31, 1996                        11,211   $2,803   476    $6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization


Balance at January 31, 1997                     11,211   $2,803   476    $6,574










See notes to unaudited condensed consolidated financial statements.



6 of 12


CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					 Deferred
				       Compensation
					 Under Stock
				       Bonus Plan and    Additional
				       Employees' Stock   Paid-In     Retained
				       Ownership Plan    Capital      Earnings
				       In Thousands

Balance at July 31, 1996                $1,534           $51,357      $17,435
Net income                                                              3,199
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                           256

Balance at January 31, 1997             $1,278           $51,357       $20,634





See notes to unaudited condensed consoliated financial statements.



							7 of 12

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 1997
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

(B) Primary per share data is based on the weighted average number of common shares outstanding of 10,736,000 for the three and six months ended January 31, 1997 and 1996. Fully diluted per share data, assuming conversion of debentures, is based on 22,556,000 shares outstanding for the three and six months ended January 31, 1997 and 1996.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

						January 31,        July 31,
						   1997              1996
	Finished goods                         $36,631,800       $35,715,505
	Raw materials                           17,096,803        18,931,470
	Supplies                                 4,917,509         4,990,827
					       $58,646,112       $59,637,802

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A.
and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1997 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest
(8.25% at January 31, 1997) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at January 31, 1997) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $933,000.

(F) On January 17, 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee & Tea Company, a leading roaster and distributor of coffees to hotels, restaurants and institutions on the East Coast for approximately $8,000,000. The acquisition is being accounted for as purchase. The excess of cost over net assets acquired (approximately $4,700,000) is being amortized over a period of 40 years using the straight-line mehtod. The pro forma effects on the Company's operations as if this business had been acquired on August 1, 1995 are not material.



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q consti-tute "forward-looking statements" within the meaning of the Reform Act. See Other Information Item 5.

Operations

The following is Management's discussion and analysis of certain significant factors that have affected the Company's continuing operations during the periods included in the accompanying unaudited condensed consolidated statements of operations.

Net sales increased $1,999,000 or 2.4% and $7,204,000 or 4.5% for the three and six months ended January 31, 1997, compared to the comparable periods of the prior year. The increases in net sales was due to a 18% and 6% increase in coffee pounds sold partially offset by a decrease in the average selling price of coffee.

Operating profits from food products were $4,673,000 and $8,853,000, increases of 30% and 16% for the three and six months ended January 31, 1997, respectively, compared to $3,591,000 and $7,601,000 for the comparable periods of the prior year. The increases resulted primarily from increased gross margins partially offset by increased selling, general and administrative expenses. Increased gross margins were due to increased coffee pounds sold and a decrease in the average selling price of coffee less than the decrease in the average cost of green coffee. During the six months ended
January 31, 1997 prices for green coffee ranged from a high of $1.40 to a low of $1.04 per pound. Selling, general and administrative expenses increased primarily due to increased advertising, brokerage, delivery and coupon costs and salaries. Certain of the Company's selling expenses are tied to the number of pounds sold, therefore selling expense has increased in 1997 compared to 1996.

Income from continuing operations was $1,748,000 or $.16 per share and $3,199,000 or $.30 per share for the three and six months ended
January 31, 1997, compared to $1,389,000 or $.13 per share and $2,743,000 or $.26 per share for the comparable periods of the prior year. The differences were primarily due to increased operating profits, increased interest income and reduced interest expense, partially offset by increased income taxes. Net income for the 1997 periods are the same as the results from continuing operations. Net income for the 1996 periods are net of a loss from discountinued operations of $444,000 or $.04 per share (three months) and $970,000 or $.09 per share (six months).

Liquidity and Capital Resources

As of January 31, 1997, working capital was approximately $91,200,000 and the ratio of current assets to current liabilities was approximately 4.8 to 1. As of January 31, 1997, the Company had unused borrowing capacity of approximately $27 million under its credit facilities of $40 million with Fleet Bank, N.A. and The Chase Manhattan Bank.

The Company plans on expanding its Quikava, company operated and franchised operations, which in total are currently operating in 16 locations. The sales of these operations are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable. In addition, Quikava headquarters' expenses of approximately $1,200,000 on an annual basis are not being absorbed.




						10 of 12



The Company believes that its cash flow from operations and its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

Green Coffee Market

Subsequent to Janaury 31, 1997, the green coffee market has become extremely volatile reaching a high of $2.20 per pound. Historically, the Company has been able, on a long-term basis, to pass along price increases to its customers, although at very high retail price levels there is a fall-off in consumer demand.


Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders' held on December 19, 1996, the Company's shareholders' elected Martin J. Cullen (8,127,893 for 1,398,654 against), Marvin I. Haas (8,131,830 for 1,394,717 against) and R. Scott Schafler (8,129,473 for 1,397,074 against) as directors for a term of three years and ratified the appointment for independent auditors for 1997 with a vote of 9,264,381 for, 213,286 against and 48,873 abstained. In addition, the Company's shareholders' rejected (1) a proposal by John J. Gilbert, 29 East 64th Street, New York, NY 10021 for the elimi-nation of the staggered Board of Directors with a vote of 4,110,296 against, 2,563,024 for and 145,799 abstained and (2) a proposal by Mark Kreiger 2098 Lower Lake Drive, Santa Ana, CA 92705 for a 10,000 share ownership require-ment by Directors of10,000 shares of the Company's Common Stock by a vote of 4,610,205 against, 2,009,948 for and 198,962 abstained.


Item 5.    Other Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward looking statements" within the meaning of the Reform Act. Such forward looking statements involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs, including green cofee prices; advertising and promotional efforts; brand awareness; the existence of or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for Quikava outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;
changes in or the failure to comply with government regulations; construction costs and other factors.


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

					CHOCK FULL O' NUTS CORPORATION
							  (Registrant)





March 14, 1997
					Marvin I. Haas
					President and Chief Executive Officer



March 14, 1997
					Howard M. Leitner
					Senior Vice President and
					Chief Financial and Accounting Officer




						12 of 12