Form 10-Q
period 1997-04-30
CHOCK FULL O NUTS CORP
filed 1997-06-16
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

		Washington, D.C. 20549

	       FORM 10-Q

		  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  April 30, 1997    Commission File Number 1-4183



	    CHOCK FULL O' NUTS CORPORATION
(Exact Name of Registrant As Specified In Its Charter)



	New York                                         13-0697025
   (State or Other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)             Identification No.)



   370 Lexington Avenue, New York, N.Y.                10017
 (Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number,including Area Code   (212) 532-0300
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
   13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

							  Yes   X       No



No. of Shares of Common Stock ($.25 par value) outstanding as of June 13, 1997 - 10,735,546




	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX

								Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets -
  April 30, 1997 and July 31, 1996                              1 & 2 of 12
Unaudited Condensed Consolidated Statements of Operations-
  Three Months Ended April 30, 1997 and 1996                        3 of 12
Unaudited Condensed Consolidated Statements of Operations-
  Nine Months Ended April 30, 1997 and 1996                         4 of 12
Unaudited Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended April 30, 1997 and 1996                         5 of 12
Unaudited Condensed Consolidated Statement of Stockholders'
Equity - April 30, 1997                                         6 & 7 of 12
Notes to Unaudited Condensed Consolidated Financial
  Statements - April 30, 1997                                   8 & 9 of 12

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

Item 5. Other Information                                          11 of 12

Item 6. Exhibits and Reports on Form 8-K                           11 of 12

Signatures                                                         12 of 12


	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

					 April 30,     July 31,
					   1997          1996
					(Unaudited)     (Note)

ASSETS
Current assets:

  Cash and cash equivalents             $ 16,227,370    $ 16,293,783

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,236,000
   and $1,133,000                         35,974,725      30,989,008

  Inventories                             71,374,113      59,637,802

  Investments in marketable securities,
   at market (approximates cost)             171,588         128,099

  Prepaid expenses and other               2,264,295       3,539,776

	Total current assets             126,012,091     110,588,468

Property, plant and
 equipment - at cost                     $99,134,615    $ 93,683,328

  Less allowances for
   depreciation and
   amortization                           49,624,616     (45,172,084)
					 (49,509,999)     48,511,244
Real estate held for
 development or sale, at cost              7,649,387       7,691,267
Other assets and deferred charges         24,720,118      26,976,132

Excess of cost over net
 assets acquired                           9,642,576       5,668,008
					$217,648,788    $199,435,119


Note:   The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.


CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

					   April 30,       July 31,
					     1997            1996
					  (Unaudited)       (Note)

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities:

  Current portion of long-term debt     $   766,000

  Accounts payable                       19,831,100     $ 10,469,300

  Accrued expenses                        9,102,019       11,346,483

  Income taxes                            3,700,494        1,719,575

     Total current liabilities           33,399,613       23,535,358

Long-term debt, excluding current
 portion                                106,131,614      105,235,468

Other non-current liabilities             3,221,066        1,586,231

Deferred income taxes                     5,591,000        5,591,000

Stockholders' equity:
  Common stock, par value $.25
    per share;
    Authorized 50,000,000 shares:
    Issued 11,211,068 shares              2,802,767        2,802,767
    Additional paid-in-capital           51,357,008       51,357,008
    Retained earnings                    22,869,835       17,434,755
    Cost of 475,522 shares in
     treasury                            (6,573,719)      (6,573,719)
    Deferred compensation under
      stock bonus plan and
      employees' stock ownership
      plan                               (1,150,396)      (1,533,749)
Total stockholders' equity               69,305,495       63,487,062
				       $217,648,788     $199,435,119


Note:   The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


				  Three Months Ended April 30,
				     1997            1996
Revenues:
  Net sales                     $ 95,305,553      $ 85,616,717
  Rentals from real estate           523,218           513,299

				  95,828,771        86,130,016

Cost and expenses:
  Cost of sales                   66,195,704        60,558,257
  Selling, general and
    administrative expenses       23,588,807        20,976,446
  Expenses of real estate            410,940           394,565
				  90,195,451        81,929,268
  Operating profit                 5,633,320         4,200,748
Interest income                      258,191           226,898

Interest expense                  (2,131,045)       (2,148,818)

Other income - net                     4,565            25,955

    Income before income taxes     3,765,031         2,304,783

Income taxes                       1,529,000           844,000
    Income from continuing
    operations                     2,236,031         1,460,783
Discontinued operations,
  net of income tax
  credits of $253,000                                 (492,433)
    Net income                    $2,236,031        $  968,350

Income/(loss) per share:
    Primary:
       Continuing operations            $.21              $.14
       Discontinued operations                            (.05)
	 Net income                     $.21              $.09

    Fully diluted:
       Continuing operations            $.15              $.10
       Discontinued operations                            (.02)
	 Net income                     $.15              $.08

See notes to unaudited condensed consolidated financial statements.


CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


				    Nine Months Ended April 30,
				       1997            1996
Revenues:
  Net sales                       $262,124,553     $245,232,097
  Rentals from real estate           1,571,071        1,641,756
				   263,695,624      246,873,853

Cost and expenses:
  Cost of sales                    183,806,140      175,608,382
  Selling, general an
    administrative expenses         63,944,363       57,940,337
  Expenses of real estate            1,279,417        1,145,992
				   249,029,920      234,694,711
    Operating profit                14,665,704       12,179,142
Interest income                        936,781          642,042

Interest expense                    (6,397,452)      (6,649,676)

Other income - net                      23,047          515,038

    Income before income taxes       9,228,080        6,686,546

Income taxes                         3,793,000        2,483,000
  Income from continuing operations  5,435,080        4,203,546
Discontinued operations, net of
 income tax credits of $752,000                      (1,462,577)
    Net income                      $5,435,080       $2,740,969

Income/(loss) per share:
    Primary:
       Continuing operations              $.51             $.39
       Discontinued operations                             (.13)
       Net income                         $.51             $.26

    Fully diluted:
       Continuing operations              $.39             $.33
       Discontinued operations                             (.07)
	 Net income                       $.39             $.26



See notes to unaudited condensed consolidated financial statements.


CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

						Nine Months Ended April 30,
						  1997            1996
Operating Activities:
 Net income                                     $ 5,435,080        $ 2,740,969
 Adjustments to reconcile net income
   to net cash provided by/(used in)
   operating activities:
  Depreciation and amortization of property,
   plant and equipment                            4,337,915          4,692,051
  Amortization of deferred compensation and
   deferred charges                               3,284,982          3,497,992
  Other, net                                       (779,405)        (1,319,045)
  Changes in operating assets and
    liabilities:(Increase)/decrease
    in accounts receivable                       (3,123,588)         1,491,586
    (Increase)/decrease in inventory            (10,382,605)         4,829,753
     Decrease in prepaid expenses                 1,376,278            934,877
     Increase/(decrease) in accounts
      payable, accrued
      expenses and income taxes                   6,127,539         (6,609,368)
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                        6,276,196         10,258,815
Investing Activities:
 Acquisition of business                         (5,746,230)
 Proceeds from sale and collection
 of principal of marketable
 securities                                                         55,588,251
 Purchases of marketable securities                 (43,489)       (49,557,703)
 Purchases of property, plant and
  equipment                                      (3,575,210)        (6,969,394)
NET CASH (USED IN) INVESTING
ACTIVITIES                                       (9,364,929)          (938,846)
Financing Activities:
 Proceeds/(payments)of long-term
  debt, net                                       1,662,146           (227,862)
 Proceeds from co-packer                          1,360,174
 Loan to employees' stock ownership plan                              (500,000)
 Other                                                                 (13,147)
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             3,022,320           (741,009)
(Decrease)/increase in Cash and
 Cash Equivalents                                   (66,413)         8,578,960
 Cash and Cash Equivalents at
Beginning of Period                              16,293,783          8,386,620
 Cash and Cash Equivalents
 at End of Period                               $16,227,370        $16,965,580

See notes to unaudited condensed financial statements.


	     CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


					Common Stock
				      Issued    In Treasury
				 Shares  Amount   Shares   Amount
					  In Thousands

Balance at July 31, 1996         11,211  $2,803    476     $6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization


Balance at April 30, 1997        11,211  $2,803    476     $6,574










See notes to unaudited condensed consolidated financial statements.


6 of 12


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						 Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						     In Thousands

Balance at July 31, 1996              $1,534          $51,357       $17,435
Net income                                                            5,435
Deferred compensation under stock
  bonus plan and employees'stock
  ownership plan:
    Amortization                         384

Balance at April 30, 1997             $1,150          $51,357       $22,870





See notes to unaudited condensed consoliated financial statements.

							7 of 12

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	April 30, 1997
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

(B) Primary per share data is based on the weighted average number of common shares outstanding of 10,736,000 for the three and nine months ended April 30, 1997 and 1996. Fully diluted per share data, assuming conversion of debentures, is based on 22,556,000 shares outstanding for the three and nine months ended April 30, 1997 and 1996.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				 April 30,      July 31,
				   1997           1996
	Finished goods         $42,968,077     $35,715,505
	Raw materials           22,697,385      18,931,470
	Supplies                 5,708,651       4,990,827
			       $71,374,113     $59,637,802

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1997 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.25% at April 30, 1997) on all such loans is equal to prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at April 30, 1997) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $933,000.

(F) On January 17, 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee & Tea Company, a leading roaster and distributor of coffees to hotels, restaurants and institutions on the East Coast for approximately $8,000,000. The acquisition is being accounted for as purchase. The excess of cost over net assets acquired (approximately $4,100,000) is being amortized over a period of 40 years using the straight-line method. The pro forma effects on the Company's operations as if this business had been acquired on August 1, 1995 are not material.

(G) In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company believes adopt-tion of Statement No. 128 will not have a material impact on earnings per share information currently presented.


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

	In January 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee and Tea Company ("Ireland") for $8,000,000. The business of Ireland consists of roasting and distributing coffees to hotels, restaurants and institutions on the East Coast.

	Net sales increased $9,689,000 or 11.3% and $16,892,000 or 6.9% for the three and nine months ended April 30, 1997, compared to the comparable periods of the prior year. The increase for the three months ended April 30, 1997 in net sales was due to an 8% increase in coffee pounds sold and an increase in the average selling price of coffee. The increase in net sales for the nine months ended April 30, 1997 was due to 13% increase in coffee pounds sold, partially offset by a decrease in the average selling price of coffee.

	Operating profits from food products were $5,521,000 and $14,374,000, increases of 35% and 23% for the three and nine months ended April 30, 1997, respectively, compared to $4,082,000 and $11,683,000 for the comparable periods of the prior year. The increases resulted primarily from increased gross margins and the operations of Ireland from date of acquisition, partially offset by increased selling, general and administrative expenses. Increased gross margins in the three months ended April 30, 1997 were primarily due to increased coffee pounds sold and increased profits per pound related to the change in the relationship between the selling price of coffee and the cost of green coffee purchased. During the three months ended April 30, 1997 prices for green coffee ranged from a high of $2.20 to a low of $1.37 per pound. Increased gross margins in the nine months ended April 30, 1997 were primarily due to increased coffee pounds sold as the per pound profit of coffee sold remained fairly constant. During the nine months ended April 30, 1997 prices for green coffee ranged from a high of $2.20 to a low of $1.03 per pound. Selling, general and adminstrative expenses increased primarily due to increased advertising, brokerage, delivery and data processing costs and salaries. Certain of the Company's selling expenses vary with the number of pounds sold, therefore selling expense has increased in 1997 compared to 1996.

	Income from continuing operations was $2,236,000 or $.21 per share and $5,435,000 or $.51 per share for the three and nine months ended April 30, 1997, compared to $1,461,000 or $.14 per share and $4,204,000 or
	$.39 per share for the comparable periods of the prior year. The differences were primarily due to increased operating profits, increased interest income (resulting from increased invested funds)and reduced interest expense (resulting from lower amounts of debt outstanding), partially offset by increased income taxes. Increased income taxes are primarily attributable to increased income before income taxes. Net income for the 1997 periods are the same as the results from continuing operations. Net income for the 1996 periods are net of a loss from discountinued operations of $492,000 or $.05 per share (three months) and $1,463,000 or $.13 per share (nine months).




10 of 12

Liquidity and Capital Resources

   As of April 30, 1997, working capital was approximately $92,600,000 and the ratio of current assets to current liabilities was approximately 3.8 to 1.

   As of April 30, 1997, the Company had unused borrowing capacity of approximately $28 million under its credit facilities of $40 million with Fleet Bank, N.A. and The Chase Manhattan Bank.

   Cash flow from operations for the 1997 period decreased to $6,276,000 compared to $10,259,000 for the comparable period of 1996, while net income for the 1997 period increased to $5,435,000 compared to $2,741,000 for the comparable period for 1996. The decrease in cash flow from operations related to higher levels of inventory and accounts receivable offset to some extent by higher accounts payable and income tax payable. The higher inventory, accounts receivable and payables related to higher green coffee prices.

   Cash used in investing activities principally related to the acquisition of Ireland and property, plant and equipment purchases. Cash provided by financing activities related to proceeds of long-term debt to finance working capital as well as the aformentioned acquisition and the collection of advances from a co-packer.

   The Company plans on expanding its Quikava, company operated and franchised operations, which in total are currently operating in 16 locations. The sales ($2,554,000 - nine months)of these operations are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable. In addition, Quikava headquarters' expenses of approximately $1,400,000 on an annual basis are not being absorbed.

   The Company believes that its cash flow from operations and its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

Green Coffee Market

   Subsequent to April 30, 1997 through June 10, 1997, the green coffee market has become extremely volatile reaching a high of $3.14 per pound and a low of $2.18 per pound. Historically, the Company has been able to pass along price increases to its customers, although at very high retail price levels there is a fall-off in consumer demand.


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

				CHOCK FULL O' NUTS CORPORATION
				(Registrant)





June 11, 1997
				Marvin I. Haas
				President and Chief Executive Officer



June 13, 1997
				Howard M. Leitner
				Senior Vice President and
				Chief Financial and Accounting Officer

12 of 12