Form 10-K/A
period 1994-07-31
CHOCK FULL O NUTS CORP
filed 1997-07-02
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

	FORM 10-K/A
	AMENDMENT No. 1

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K [ ].

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

				   Page 1

Certain statements in the Letter of the President and Chief Executive Officer and Chairman of the Board included in the Annual Report to Shareholders and in the Managements Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of the Reform Act. See Forward-
Looking Statements.

PART I

Item 1.  BUSINESS
		      Item 101 (a) and (c) of Regulation S-K
The Company is the fourth largest roaster, packer, and marketer of coffee in the United States based on coffee pounds sold by the Company. Its broad range of regular and decaffeinated, ground roast, instant and specialty coffees for the Foodservice and Retail Grocery Industries are sold regionally throughout the United States and Canada under various well known trademarks, including Chock full o' Nuts, LaTouraine and Cain's. Best known among its products is Chock full o' Nuts brand premium, vacuum packed, all-method grind coffee.
The Company is also one of the largest marketers of foodservice and private label coffees. The balance of the Company's business is derived from its developing Quikava outlets and from real estate operations.

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


In March 1994, the Company acquired all the assets and liabilities of a company (Quikava) whose menu features a full assortment of the most popular specialty coffee beverages, plus a broad variety of freshly prepared foods and snacks specifically suited for in-car consumption. Quikavas unique double drive-thru format targets the suburban commuter and is uniquely suited to take advantage of the growth of Specialty Coffees "away from home", where annual growth rates are significant.

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

In December 1986, the Company acquired Greenwich Mills Company ("Greenwich"). Established in 1912, Greenwich is a leading manufacturer and supplier of coffee, tea and allied products to Foodservice and private label customers.
The majority of their customers are located in markets East of the Mississippi. Greenwich's best known trademark is LaTouraine.
				       Page 2

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

Foodservice Sales and Marketing
In January 1985, the Company began using Company sales personnel and independent food brokers to market its coffee and allied products to foodservice customers. These include chain and independent restaurants, hospitals, airlines, schools, governmental institutions, vending and office coffee service operators and other institutional distributors.
In December 1986, the Company acquired Greenwich, which is a major direct sales and distribution supplier in the Eastern United States of coffee, tea and allied products to Foodservice Customers and private label customers. Greenwich's best-known label is LaTouraine, which enjoys a reputation for high quality. LaTouraine also distributes spices,
				Page 3

international coffee mixes, speciality coffees, whole bean and pod Espresso, hot chocolate, iced and hot tea, powdered soft drinks, soup bases, and portion controlled jams, jellies and condiments.

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

Retail Sales and Marketing
The Company currently sells most of its Retail Grocery coffee products to supermarket chains, wholesalers and independent food outlets ("Retail Customers") through independent food brokers. The Company's retail products include coffees sold under the Chock full o' Nuts, Cain's and Safari labels. The Company believes that its best known product, Chock full o' Nuts premium, vacuum packed, all-method grind coffee, is superior to most competitors in being able to produce a more consistent, better tasting, finished brew from a single, all-method grind, regardless of the coffee maker used. The Company also sells an "extended yield" coffee, which produces more cups than equivalent quantities of standard yield coffee. Additionally, the Company sells decaffeinated roast and ground coffee, instant coffees, a premium quality
Cafe blend and a Rich French Roast coffee.

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

Suppliers and Manufacturing

The Company's coffee is primarily a blend of readily available Central and South American coffees. The Company purchases approximately 100 million
pounds of green coffee beans annually.   All such coffee is purchased
from approximately 25 importers located in New York City, New Orleans
				Page 4

and Miami, who assume the risk of delivering beans that meet the Company's quality requirements at a guaranteed price. The Company generally buys its coffee pursuant to contracts providing for delivery in 4 to 12 weeks and supplements such contracts with purchases on the spot market. All purchases are subject to inspection and approval by the United States Food and Drug Administration.

Manufacturing activities for coffee and related products are presently conducted at the following facilities:

	Location                     Principal Use

   Brooklyn, New York...............Coffee Roasting Plant, Warehouse
   St. Louis, Missouri..............Coffee Roasting Plant, Warehouse
   Hialeah, Florida.................Coffee Roasting Plant, Warehouse
   Rochester, New York..............Coffee Roasting Plant, Warehouse
   Oklahoma City, Oklahoma..........Coffee Roasting Plant and Processing
				    Plant for Tea and Related Food
				    Products, Warehouse
   Springfield, Missouri............Processing Plant for Spices, Warehouse

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

Quikava

Quikava is the operator and franchisor of double-drive thru outlets, which offer a variety of specialty coffees, espresso-based drinks, fresh baked goods, sandwiches, other finger foods and snacks. Quikava units are situated on major commuter thoroughfares in suburban markets and offer quick-service of quality beverages and snacks. The Company intends to develop additional Quikava units, both company-operated and franchised. At the fiscal year end, the Company was operating eight company owned units and there were
				Page 5

six operating franchished units.

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

TRADEMARKS

Certain trademarks (i.e. Chock full o'Nuts, LaTouraine and Cain's) are important to the business of the Company.

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

			  Item 101 (b) of Regulation S-K

Segment Information is incorporated herein by reference and is found immediately after Management Discussion and Analysis of Financial
Condition and Results of Operations.
			  Item 101 (d) of Regulation S-K

All of the Company's operations are located in the United States. Export sales are not significant.
				   Page 6

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

PLANTS AND OTHER PROPERTIES


			      Approximate    Whether
			      Square Feet     Owned
				  of            Or
Location      Principal Use   Floor Space    Leased (1)
Brooklyn,     Coffee Roasting
 New York     Plant,Warehouse    55,000        Owned

St. Louis,    Coffee Roasting
Missouri      Plant,Warehouse    77,000        Owned

Secaucus,     Warehouse and
New Jersey    Offices           104,000        Owned

Hialeah,      Coffee Roasting
Florida       Plant,Warehouse    50,000        Owned

Rochester,    Coffee Roasting
New York      Plant,Warehouse    50,000        Leased

Oklahoma
 City,
Oklahoma      Coffee Roasting
	      Plant and
	      Processing Plant for
	      Tea and Related
	      Food Products,
	      Warehouse         150,000         Owned

Springfield,  Processing Plant for
 Missouri     Spices, Warehouse  30,000         Leased

574 Fifth
 Avenue
 New York,    Real Estate
 New York     Operation          13,000         Leased

422 Madison
 Avenue
 New York,    Real Estate
 New York     Operation           8,750         Leased

532 Madison
 Avenue
 New York,    Real Estate
 New York     Operation          12,250         Leased
				Page 7

49 Broadway
 New York,    Real Estate
 New York     Operation          12,000         Leased

1420
 Broadway
 New York,    Real Estate
 New York     Operation           6,750         Leased

370 Lexington
 Avenue
 New York,    Corporate
 New York     Headquarters       11,000         Leased

Waverly
Place corner
 Green Street
 New York,    Real Estate
New York      Operation          2,500           Leased

336
Broadway
 New York,    Real Estate
 New York     Operation         10,500            Owned

Castroville,  Real Estate
California    Operation         66,000            Owned

512 Seventh
 Avenue
 New York,    Real Estate
 New York     Operation          2,500            Leased

1114 Avenue
 of the
Americas
 New York,    Real Estate
 New York     Operation          2,800            Leased

43 West
42 Street
 New York,    Real Estate
 New York     Operation            340            Leased

Queen Ann
 Plaza        Quikava
 Norwell, MA  Operation            250            Leased

Brown Avenue
 Manchester,
 New
 Hampshire    Quikava Operation    500            Leased

Natick
Crossing Mall
Natick, Mass. Quikava Operation  1,500            Leased

917 Lynnfield
Street
Lynn, Mass    Quikava Operation    600            Leased
					Page 8
1148 Main
Street
Haverhill,MA  Quikava Operation    600            Leased

84 Milfod
Road
 Amherst,
New Hampshire Quikava Operation    600            Leased

374 Bridge
Street
N. Weymouth,
Mass          Quikava Operation    600            Leased

895 Bald Hill
 Road
 Warwick,
 Rhode Island Quikava Operation    600            Leased

190 Old Derby
Street        Headquarters,
Hingham,MA.   Quikava            1,196            Leased

(1) -- No Company-leased premises are owned by any officer or director of the Company. See Note 6 of notes to the consolidated financial statements.

Item 3.  LEGAL PROCEEDINGS
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
	 SECURITY HOLDERS
Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
	RELATED SECURITY HOLDER MATTERS

"Common Share Prices" and related security holder matters may be found immediately after "Segment Information" on page 45 and is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

"Selected Financial Data" may be found immediately after Note 11 of the Consolidated Financial Statements on page 40 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" may be found immediately after "Forward-Looking Statements" on pages 41 to 44 and is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.
				Page 9

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

	PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MARTIN J. CULLEN-Mr. Cullen was elected to the Board of Directors in 1981. He has been Vice President of the Company for over 20 years and in 1981 was also elected Treasurer of the Company. He is 62 years old and has been with the Company for over forty years. His responsibilities are principally in the area of purchasing and he is currently Secretary of the Company.

MARVIN I. HAAS-Mr. Haas was elected to the Board of Directors in December 1990. In August 1993, Mr. Haas was elected Chief Executive Officer and in February 1995, he was elected President. He was Vice Chairman of the Board and Chief Operating Officer from October 1991 until February 1995. He was a consultant to the Company from September 1989 to May 1990. Mr. Haas was President and Chief Operating Officer of Swissrose International (a dairy products importer) for a period of more than five years through April 1987 and subsequently was a self-employed consultant until joining the Company. He is 54 years old.

R. SCOTT SCHAFLER-Mr. Schafler was elected to the Board of Directors in March 1993 and is President of Cortec Group, Inc. (a position he has held for more than five years), a New York based buyout group specializing in the acquisition and operation of middle market manufacturing companies with proprietary technology or leading distribution channels. He is Chairman of the Board of a Cortec Group affiliate, National Controls Corporation, a leading manufacturer of electronic controls for food service companies. He is also President of Cortec Capital Corporation, General Partner of Cortec Group Fund I, LP and the managing partner of entities which manage Cortec Group Fund II, LP (the Funds). Both Funds specialize in the acquisition and operation of middle market manufacturing companies. He is 46 years old.

MARK A. ALEXANDER, M.D.-Dr. Alexander was elected to the Board of Directors in October 1993. He is Vice President of Metropolitan Life Insurance Company (a position he had held for more than five years). His responsibilities include managing the decentralized personal life insurance medical underwriting activities for Metropolitan. He is 46 years old. (Term to expire at the 1997 Annual Meeting).

NORMAN E. ALEXANDER-Mr. Alexander was elected to the Board of Directors in 1982. In February 1994, he was elected non-executive Chairman of the Board of Directors. He is Chairman and Chief Executive Officer of Sequa Corporation, a company providing a broad range of products and services to customers in commercial and government markets (a position he has held for more than five years). He is 82 years old. He is also a director of Richton International Corporation. (Term to expire at the 1998 Annual Meeting).

STUART Z. KRINSLY-Mr. Krinsly was elected to the Board of Directors in September 1992. He is Senior Executive Vice President and General Counsel of Sequa Corporation, a company providing a broad range of products and services to customers in commercial and government markets (a position he has held for more than five years). He is also a director of Sequa Corporation. He is 79 years old.
(Term to expire at the 1998 Annual Meeting).
				Page 10

HOWARD M. LEITNER-Mr. Leitner joined the Company in August 1980 as Chief Financial and Accounting Officer and later that year was elected a director. He was President of the Company from August 1986 until February 1995 and currently is a Senior Vice President. He has been a Certified Public Accountant for more than 20 years and for two years prior to joining the Company he was an Audit Manager for Ernst & Whinney (now known as Ernst & Young), the successor to S. D. Leidesdorf & Co., with whom Mr. Leitner had been employed as an accountant for the 15 preceding years. He is 55 years old.
(Term to expire at the 1997 Annual Meeting).

HENRY SALZHAUER-Mr. Salzhauer was elected to the Board of Directors in July 1992. He is a Vice President of Benjamin Partners, Inc. ("BPI"), an investment firm. Prior to December 1993, he was a Vice President of Benjamin Electrical Engineering Works, Inc. ("BEEW"), an electrical contracting company (a position he had held for more than five years). He is 61 years old. In November 1993, BEEW sold its electrical contracting assets, including its name, to Fischbach & Moore, Inc. another electrical contractor, and changed its name to BPI.
(Term to expire at the 1997 Annual Meeting).

DAVID S. WEIL-Mr. Weil was elected to the Board of Directors in April 1990. He is President and Chief Executive Officer of Ampacet Corporation, a company which is a plastics raw material producer, specializing in the manufacture of color and additive masterbatches used by plastic processors, (a position he has held for more than five years). He is 71 years old.
(Term to expire at the 1998 Annual Meeting).

Norman E. Alexander is the father of Mark A. Alexander. There is no other family relationship between any officer or director of the Company.

There are five meetings of the Company's Board of Directors held during the Company's last fiscal year. The Board of Directors has a Compensation Committee which is comprised of Virgil Gladieux, Henry Salzhauer and David S. Weil. The Compensation Committee which met once in fiscal year 1996 performs the function of evaluating the work performance of the Company's executive and administrative employees and determining compensation for such persons. The report of the compensation committee appears in Item 11. The Board of Directors has a Nominating Committee comprised of Norman E. Alexander, Stuart Z. Krinsly and Henry Salzhauer which evaluates potential members of the Board of Directors. The Nominating Committee seeks potential nominees for Board membership in many ways and will consider suggestions submitted by stockholders if mailed to the Secretary of the Company. The Board of Directors has an Audit Committee comprised of Mark A. Alexander,
Virgil Gladieux, R. Scott Schafler and David S. Weil. This Committee met twice relative to the Company's 1996 fiscal year. The Audit
Committee approved the selection of Ernst & Young as the Company's independent auditors and met with the auditors to review the planned scope and the results of the audit. The Board of Directors has an Executive Committee comprised of Norman E. Alexander, Marvin I. Haas, Stuart Z. Krinsly and David S. Weil. The Executive Committee may
				Page 11

exercise the power and authority of the Board of Directors when the entire Board is unable to convene. All directors, except Virgil Gladieux, attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and of all committees of the Board on which that director served.

Item 11.  EXECUTIVE COMPENSATION

The following information is furnished with respect to each of the five highest compensated executive officers of the Company who were executive officers of the Company at any time during the fiscal year ended July 31, 1996:

COMPENSATION TABLE

					      Annual Compensation
						(In Thousands)
					 -------------------------
Name and              Fiscal                                Other Annual
Principal Position     Year      Salary        Bonus        Compensation
--------------------  ------    --------      --------    ---------------
								 (a)
Marvin I. Haas         1996       $269                           $20
President and          1995        273          $104
Chief Executive
Officer                1994        273           100

Howard M. Leitner      1996        222                            20
Senior Vice Pre-
sident and             1995        225            92
Chief Financial
Officer                1994        225

Thomas Donnell         1996        167            72               5
President and
Chief Executive        1995        164            83
Officer of Cain's
Coffee Company         1994        169            60

Martin J. Cullen       1996        186                            20
Vice President,
 Secretary             1995        193            74
and Treasurer          1994        192

Anthony Fazzari        1996        175            30              11
Senior Vice
President  Retail      1995        186            73
Sales and
 Marketing             1994        179            23
------
(a) Perquisites include use of corporate automobiles (ranging between $2,000 and $10,000) and life insurance premiums (ranging between $2,000 and $10,000).

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no options/SARs granted during fiscal 1996 to the named
executives.                      Page 12

As of July 31, 1996, Marvin I. Haas, Howard M. Leitner, Thomas
Donnell, Martin J. Cullen and Anthony Fazzari have options to acquire 250,000, 16,000, 10,000, 10,000 and 10,000 shares, respectively, of
Company Common Stock, none of which are currently exerciseable.
Restricted share holdings at July 31, 1996, pursuant to agreements described in Item 13 for Mr. Leitner and Mr. Cullen amounted to 54,939 shares and 5,493 shares, respectively.

The Company has established a Benefits Protection Trust with Shawmut Bank, N.A. (the Trust Fund) and has contributed $700,000 thereto.
The Trust Fund is to be used for litigation expenses incurred by Company employees, including all executive officers of the Company, in the event that after a Change-in-Control (as defined) the new management of the Company refuses to pay benefits under any employment contract or any employee benefit plan maintained by the Company.

As compensation for their services, each independent director (i.e. a director who is not also an officer or employee of the Company) is paid $16,000 in cash. Eash independent director who is a member of the Audit Committee or the Compensation Committee is paid $1,000 for attendance at a meeting of the Committee on which he serves. The Company does not pay director fees to directors who are employees of the Company.

Annual pension payments as of July 31, 1996 under the Company's defined benefit plan which would be payable for Messrs. Haas, Leitner, Donnell, Cullen and Fazzari (assuming normal retirement date) amount to approximately $23,000, $42,000, $11,000, $109,000 and $33,000.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee's responsibilities include establishing the Company's policies governing compensation of officers and other key executives of the Company. The Committee's principal objective in setting such policies is to develop a program designed to attract and retain officers and other key executives critical to the success of the Company and to reward and motivate those executives for performance which enhances the profitability of the Company and creates value for its shareholders.

To achieve these objectives, the Compensation Committee has developed a competitive, market-driven base salary program coupled with an annual incentive cash bonus plan geared toward performance. Base salaries, prior to bonus awards, for officers and key executives have been fixed at levels believed to be within a competitive range for comparable positions in comparable companies. The President and Chief Executive Officer can receive a bonus of from 25% to 90% of base pay dependent upon the achievement of certain targeted levels of earnings per share and a return on net assets at an agreed upon percent. The President and Chief Executive Officer of Cain's Coffee Company can receive a bonus of from 25% to 45% of base pay dependent upon a return on net assets at an agreed upon percentage of such company. Both the Senior Vice President and Chief Financial Officer and the Vice President, Secretary/Treasurer can receive a bonus from 12.5% to 45% of base pay dependent upon the achievement of certain targeted levels of earnings per share and a return on net assets at an agreed upon percent. The Senior Vice President of Retail Sales and Marketing can receive a bonus of from 22.5% to 45% of base pay dependent upon sales volume and a return on net assets and operating profit at an agreed upon percent. In addition, certain other officers and key executives can receive a bonus up to 45% of base pay based on specified levels of sales volume, margins, purchasing efficiencies, manufacturing plant expenditures, operating results, a return on net assets at an agreed upon percent and the achievement of certain targeted levels of
				Page 13

earnings per share. Tying a significant portion of overall executive compensation to the achievement of performance objectives and thus making such bonus "at risk" is believed to align the financial interests of the participating executives with those of the Company and its shareholders. The bonus is only paid if the executive is employed as at the last day of the fiscal year. In addition, non-qualified stock options are also granted, from time to time, based upon long-term corporate objectives and individual circumstances. In determining long-term incentive grants, the Compensation Committee has set shareholder value creation as a priority. During fiscal 1996, no non-qualified stock options were granted to the named executives. The incentive cash bonus program for fiscal 1996 was reviewed for the Compensation Committee by a senior external compensation consulting specialist and found to utilize accepted incentive compensation techniques, including quantifiable operating objectives that must be met to receive an incentive award and structures that tie awards directly to performance through sliding scale payout schedules that include performance thresholds and payout caps.

The base salary levels for the President and Chief Executive Officer and all other officers and key executives are reviewed and approved by the Compensation Committee based upon competitive salary data developed for the Committee in consultation with the senior external compensation consulting specialist. This data includes salaries paid to executives at comparable corporations and is affected by overall salary movement in the workplace, generally, and the food industry in which the Company operates. Salary changes are recommended to the Compensation Committee based upon a comparison between each executive's base pay and those of other companies of similar size in the food industry, the length of service of each executive and how well each executive has performed in relation to predetermined goals and other operational issues which may have arisen during the preceding year.

Compensation for the Chief Executive Officer for 1996 was determined in accordance with the preceding factors. Mr. Haas' compensation also reflected his inclusion in the incentive bonus program which can provide a substantial part of his overall potential compensation dependent upon the performance of the Company.

COMPENSATION COMMITTEE

Virgil Gladieux, Chairman
HENRY SALZHAUER
DAVID S. WEIL

				  PENSION PLAN

The Chock Full O'Nuts Corporation Pension Plan is a noncontributory defined benefit plan covering all non-union employees of the Company. Employees become eligible for membership in the Plan on the anniversary dates coinciding with or next following the date of attainment of age 20 1/2 and completion of a year of service. Participants become fully vested after 5 years of service. Prior thereto there are no benefits payable under the Plan.
				  Page 14

The Plan provides normal retirement benefits, reduced early retirement benefits and increased post-retirement benefits which are available at the employee's option. Benefits are payable in the form of a straight life annuity or a 50% joint and survivor annuity. At Normal Retirement (age 65) or Postponed Retirement (age 70), a participant receives an annual pension payable in equal monthly installments equal to 2% of his final 5 year average compensation times credited service to a maximum of 50% of the final 5 year average compensation. Credited service includes years of service rendered after reaching age 22. The years of credited service under the Plan at July 31, 1996 of Messrs. Haas, Leitner, Donnell, Cullen, and Fazzari are 6, 16, 2, 25, and 8, respectively.

Marvin I. Haas and Howard M. Leitner are the Trustees of the Plan.

The table below shows the estimated annual pension benefits at normal retirement age to an employee upon retirement under the Plan.

   Final
  Average
 Earnings  15 Years 20 Years 25 Years 30 Years 35 Years
---------- -------- -------- -------- -------- --------
$300,000
and higher  $90,000 $120,000 $120,000 $120,000 $120,000
$250,000     75,000  100,000  120,000  120,000  120,000
$200,000     60,000   80,000  100,000  100,000  100,000
$150,000     45,000   60,000   75,000   75,000   75,000
$100,000     30,000   40,000   50,000   50,000   50,000

 401(k) CASH OR DEFERRED COMPENSATION PLAN


The Company maintains a tax-qualified 401(k) cash or deferred compensation plan that covers certain employees who have completed one year of service and attained age 20. Participants are permitted, within the limitations imposed by the Internal Revenue Code, to make pre-tax contributions to the plan pursuant to salary reduction agreements. The contributions of the participants are held in separate accounts which are always fully vested.


DEFERRED COMPENSATION PLAN

  The Chock Full O'Nuts Deferred Compensation Plan for certain key executives (the "Deferred Compensation Plan") became effective August 1, 1987. The purpose of the Deferred Compensation Plan is to supplement the pension benefits available to certain officers and key employees of the Company under the Chock Full O'Nuts Corporation Pension Plan and to further the growth in the earnings of the Company by offering long-term incentives to such officers and key employees who will be largely responsible for such growth. While the arrangement is considered unfunded for tax purposes, the Company and Wachovia Bank & Trust Company have entered into a grantor trust agreement establishing a trust fund to aid the Company in accumulating the amounts necessary to satisfy its liability for deferred compensation benefits. The assets of the trust will at all times be subject to the claims of the Company's creditors. The Company will make contributions annually in an amount which will fully fund each covered executive's benefit as of his expected retirement, and will make payments of deferred compensation benefits to the extent the trust does not.
				Page 15

Pursuant to the provisions of the Deferred Compensation Plan, the Compensation Committee of the Board shall determine those employees who shall be entitled to participate in the Deferred Compensation Plan and the amount of the supplemental benefits to be paid to any such participant. Upon such determination, such employee and the Company shall enter into a deferred compensation agreement which specifies the amount and rights of such participant to receive supplemental pension benefits.

  As of the date hereof there are no deferred compensation agreements outstanding under the Deferred Compensation Plan.

	EMPLOYEE STOCK OWNERSHIP PLAN

  In November 1988, the Company's Board of Directors approved the Chock Full O'Nuts Corporation Employee Stock Ownership Plan ("ESOP") which is a noncontributory plan established to acquire shares of the Company's common stock for the benefit of all eligible employees. In December 1988, March 1989, February 1990, January 1991, April 1991, May 1995 and September 1995 the Company loaned the ESOP $1,000,000, $750,000, $1,140,000, $325,000, $675,000, $500,000 and $500,000,
respectively, to be repaid in equal annual installments over eight years from the date of the loan with interest primarily at 9% and 10%. With the proceeds of the December 1988 and March 1989 loans, the ESOP purchased approximately 110,000 and 85,000 shares of the Company's common stock from certain directors and officers at a price of $8.125 and $8 per share (the then current market prices). With the proceeds of the January 1991 and April 1991 loans, the ESOP purchased approximately 134,000 shares of the Company's common stock from certain directors, officers and employees at prices of $5.625 and $7.75 per share (the then current market prices). Howard Leitner and Martin Cullen sold approximately 57,100 and 12,700, respectively, of such shares, to the ESOP for which they received approximately $429,000 and $120,000. With the proceeds of the February 1990, May 1995 and September 1995 loans, the ESOP purchased approximately 371,000 shares of the Company's common stock in the open market at prices between $5.50 and $6.50 per share(the then current market prices). Each full-time employee of the Company who is not represented by a labor union is eligible to participate in the ESOP on the date which is one year after the date of his employment by the Company. All such participating employees are vested in those shares allocated to their specific accounts after a period of five years. Shares are allocated to participant's accounts annually based upon the annual compensation (up to $150,000) earned by each participant. As the Company makes annual contributions to the ESOP, these contributions are used to repay the loans to the Company, together with accrued interest. Deferred compensation equal to the loans has been recorded as a reduction of stockholders' equity representing the Company's prepayment of future compensation expense. As the loans are repaid, common stock is allocated to ESOP participants and deferred compensation is reduced by the amount of the principal payment on the loans. Marvin I. Haas and Howard M. Leitner are the administrators of the ESOP.

As of October 31, 1996 a total of 3,851 shares, 3,719 shares, 942 shares, 5,347 shares and 4,779 shares of common stock were allocated to each of the accounts of Messrs. Haas, Leitner, Donnell, Cullen and Fazzari, respectively.
				     Page 16

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of October 8, 1996, the shares of the Company's Common Stock owned beneficially by the present directors and nominees of the Company individually and by all present directors, nominees and executive officers of the Company as a group:

 Name of                   Common Stock                 Percent
 Beneficial Owner       Beneficially Owned              of Class
-------------------   ----------------------------     ------------
Marvin I. Haas                 416,124(1)                3.9%(1)
Howard M. Leitner              318,061(1)                3.0%(1)
Mark A. Alexander                1,920(2)
Norman E. Alexander             46,179(3)                   *
Martin J. Cullen                16,779                      *
Virgil Gladieux                 54,776(4)                   *
Stuart Z. Krinsly                1,280(5)                   *
Henry Salzhauer                  6,075(6)                   *
R. Scott Schafler                3,182                      *
David S. Weil                    6,796                      *

All Directors and executive officers as
a group (14 persons), including the
above named persons         1,501,821(1)(2)     14.0%(1)
------
* Less than 1% of class.

(1) Includes 254,100 shares owned by the Chock Full O'Nuts Corporation Pension Trust of which Marvin I. Haas and Howard M. Leitner are the Trustees. See Pension Plan in Item 11.
(2) Represents shares which would be received upon conversion of $15,000 of the Company's 8% Convertible Subordinated Debentures.
(3) Includes 44,884 shares owned by Galleon Syndication Corporation of which Norman E. Alexander owns 100% of the issued and outstanding capital stock.
(4) Includes 50,050 shares owned by Advanced Restaurant Concepts, Inc. of which Virgil Gladieux owns 100% of the issued and outstanding capital stock. Mr Gladieux will not be continuing as a directors after December 19, 1996.
(5) Represents shares which would be received upon the conversion of $10,000 of the Company's 8% Convertible Subordinated Debentures.
(6) Represents shares which would be received upon the conversion of $50,000 of the Company's 7% Convertible Senior Subordinated Debentures.

The following tables sets forth, as of October 8, 1996, the shares of the Company's Common Stock owned beneficially by persons known to the Company to own more than five percent of the outstanding shares of the Common Stock of the Company:

					Common
					Stock           Percent
				    Beneficially          of
Name and Address                        Owned            Class
-------------------------------   -----------------   -----------
Chock Full O'Nuts Corporation
Employee Stock Ownership Plan
Chock Full O'Nuts Corporation
370 Lexington Avenue
New York, New York 10017              705,092(1)         6.6%(1)
				Page 17

Gabelli Funds, Inc.
One Corporate Center
Rye, New York 10580                  1,585,390(2)       13.6%(2)
Dimensional Fund Advisors Inc.
1299 Ocean Avenue
11th Floor
Santa Monica, California 90401         771,390(3)         7.2%(3)
David L. Babson & Company, Inc.
One Memorial Drive
Cambridge, Massachusetts 02142         687,823(4)         6.4%(4)
HBK Investments Holdings, L.P.
777 Main Street
Suite 2750
Fort Worth, Texas 76102                835,482(5)         7.2%(5)
The TCW Group, Inc.
865 South Figueroa Street
Los Angeles, California  90017         920,788(6)         8.6%(6)
------

(1) See "Employee Stock Ownership Plan" in Item 11.
(2) Includes 500,121 shares which would be received upon conversion of $4,116,000 of the Company's 7% Convertible Senior Subordinated Debentures and 389,372 shares which would be received on conversion of $3,041,000 of the Company's 8% Convertible Subordinated Debentures. This information has been confirmed to the Company by Gabelli Funds Inc. on October 16, 1996.
(3) This information has been confirmed to the Company by Dimensional Fund Advisors, Inc. on October 8, 1996.
(4) This information has been confirmed to the Company by David L. Babson & Company on October 8, 1996.
(5) Represents shares which would be received upon conversion of $6,876,000 of the Company's 7% Convertible Senior Subordinated Debentures as reported on Amendment No.4 to Schedule 13G on September 19,1996.
(6) The information has been confirmed to the Company by The TCW Group, Inc. on October 8, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1987 and January 1988, the Company issued an aggregate of 500,000 shares of its common stock to certain senior key executives pursuant to the Company's Incentive Compensation Plan under restricted stock agreements which provide that the shares are to vest ratably over a period of 14 years. The unvested portion of the shares are subject to forfeiture in the event the Company terminates employment for Cause or the employee terminates employment for a reason other than death, disability, retirement at or after normal retirement date or Good Reason and to accelerated vesting in the event of termination of employment by the Company for any reason other than Cause or termination of employment by the employee for Good Reason, death, disability or retirement. Messrs. Howard Leitner and Martin Cullen were awarded 100,000 and 10,000 shares, respectively, pursuant to these agreements. The number of shares distributed to participants was based upon the fair value of the shares at the date of the award which takes into account the market price of the shares on such date as well as the length and nature of the restrictions imposed upon the award. The fair value of the shares awarded to Messrs. Leitner and Cullen, respectively, pursuant to these agreements was $290,000 and $29,000.
				  Page 18

Certain of the Company's employees (including, but not limited to officers) are furnished with an automobile in connection with their business duties.

The Board of Directors has adopted an Unfunded Directors Retirement Plan (the "Directors Plan") for directors who are not and never have been employees of the Company (the "Outside Directors"). Each Outside Director who retires from the Board with at least five full years of service as a director of the Company shall, at the latter of age 65 or on the date on which such director retires from the Board (the "Payment Date") receive for a period of 10 years from the Payment Date an annual cash benefit payment (the "Retired Director's Fee") equal to the regular annual director's fee in effect upon such director's retirement; provided, however, that if such director is terminated as a director following a change in control (as defined in the Company's Severance Benefit Payment Plan) the balance of such director's then current term shall be credited toward his five-year service requirement and in addition, the surviving spouse of any director who dies (in office or after retirement) after meeting the foregoing age and service requirements shall receive or continue to receive such director's benefits for the balance of the 10 year period during which the deceased director was entitled thereto, and payment of such Retired Director's Fee shall terminate upon the death of any such director and such director's surviving spouse. Benefits are currently being paid to the surviving spouse of a deceased director. As of October 31, 1996, three Outside Directors meet the age and service requirements for the receipt of benefits in the event of their retirement, one of those directors (Virgil Gladieux) retired December 19, 1996 and will thereafter begin receiving benefits.

In December 1988, March 1989, January 1991 and April 1991 the Chock Full O'Nuts Corporation Employee Stock Ownership Plan purchased shares of the Company's common stock from certain directors and officers as more fully described under the section headed "Employee Stock
Ownership Plan" in this Item 11.



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

Exhibit 3       Articles of incorporation and by laws.
				Page 19

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

(d) Chock full o' Nuts Corporation Employees Stock Ownership Plan dated December 16, 1988 filed as an Exhibit to From 10-K for the fiscal year ended July 31, 1995, is incorporated herein by reference.
				       Page 20

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

October 13, 1996 /s/ Norman E. Alexander October 13, 1996 /s/ Mark A. Alexander
		     Norman E. Alexander                      Mark A. Alexander
		     Chairman of the Board                    Director
					Page 21

October 13, 1996                         October 13, 1996 /s/ Martin J. Cullen
		     Virgil Gladieux                          Martin J. Cullen
		     Director                                 Vice President
							      and Director

October 13, 1996 /s/ Stuart Z. Krinsly   October 13, 1996 /s/ Marvin I. Haas
		     Stuart Z. Krinsly                        Marvin I. Haas
		     Director                                 President and
							      Chief Executive
							      Officer and
							      Director

October 13, 199  /s/ Howard M. Leitner   October 13, 1996 /s/ Henry Salzhauer
		     Vice President and                       Director
		     Chief Financial Officer
		     and Director


October 13, 1996 /s/ R. Scott Schafler   October 13, 1996 /s/ David S. Weil
		     R. Scott Schafler                        Director
		     Director




ANNUAL REPORT ON FORM 10-K
	ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

	LIST OF FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
	AND FINANCIAL STATEMENT SCHEDULES

	CERTAIN EXHIBITS

	YEAR ENDED JULY 31, 1996

	CHOCK FULL O' NUTS CORPORATION

	NEW YORK, NEW YORK






FORM 10-K--ITEM 14(a)(1) and (2)

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:
								   Page
Report of Independent Auditors..................................... 23
Consolidated Balance Sheets--July 31, 1996 and 1995.................24 and 25
Consolidated Statements of Operations--Years Ended
  July 31, 1996, 1995 and 1994......................................26
				Page 22

Consolidated Statements of Cash Flows--
  Years Ended July 31, 1996, 1995 and 1994..........................27 and 28
Consolidated Statements of Stockholders' Equity--
  Years Ended July 31, 1996, 1995 and 1994..........................29 and 30
Notes to Consolidated Financial Statements......................... 31 to 40

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chock Full o'Nuts Corporation and subsidiaries at July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
				       Page 23



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

					      Page 24

CONSOLIDATED BALANCE SHEETS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1996 and 1995

						  1996            1995

LIABILITIES AND STOCK
HOLDERS' EQUITY

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

STOCKHOLDERS'
 EQUITY--Notes 2 and 7:
 Common stock, par value
 $.25 per share;
  Authorized 50,000,000 shares;
  Issued 11,211,068 shares                       2,802,767        2,802,767
  Additional paid-in capital                    51,357,008       51,357,008
  Retained earnings                             17,434,755       18,970,435
						71,594,530       73,130,210

    Deduct:
     Cost of 475,522 shares
     in treasury                                (6,573,719)      (6,573,719)
     Deferred compensation
     under stock bonus plan
     and employees' stock
     ownership plan                             (1,533,749)      (1,619,804)
       TOTAL STOCK
       HOLDERS' EQUITY                          63,487,062       64,936,687

LEASES--Note 6
					      $199,435,119     $207,005,343

See notes to consolidated financial statements
					Page 25

CONSOLIDATED STATEMENTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years ended July 31, 1996, 1995 and 1994

			      1996               1995             1994
Revenues:
  Net sales                $321,134,537      $326,140,872      $263,511,410
  Rentals from
  real estate                 2,156,070         2,061,015         2,059,647
			    323,290,607       328,201,887       265,571,057
Costs and expenses:
  Cost of sales             229,477,193       230,962,257       175,237,889
  Selling, general and
   administrative
   expenses                  77,223,407        77,396,552        77,599,496
  Expenses of real
   estate                     1,484,681         1,571,090         1,742,462
			    308,185,281       309,929,899       254,579,847
OPERATING
  PROFIT--Note 5             15,105,326        18,271,988        10,991,210
Interest and dividend
   income                       865,145           903,887           867,517
Interest expense             (8,783,798)       (9,191,495)       (8,802,413)
Gain on sale of
 product line -- Note 5                                          12,475,246
Other income --
  Note 10(d)                    520,692           763,597           775,292
    INCOME BEFORE
 INCOME TAXES                 7,707,365        10,747,977        16,306,852
Income taxes--Note 3:
  Current:
    Federal                   1,905,000         3,276,000         6,935,000
    State and local             488,000           161,000           348,000
  Deferred                      683,000           573,000           781,000
			      3,076,000         4,010,000         8,064,000
      INCOME FROM
 CONTINUING
 OPERATIONS                   4,631,365         6,737,977         8,242,852

Discontinued
  operations -- Note 4:
  (Loss) from
    operations, net of
    income tax credits
    of $1,073,000, $1,009,000
    and $193,000            (1,757,044)        (1,874,689)        (358,538)
  (Loss) on disposition,
    net of deferred
    income tax credit
    of $2,590,000           (4,410,000)
			    (6,167,044)        (1,874,689)        (358,538)
 NET(LOSS)/INCOME$          (1,535,679)        $4,863,288       $7,884,314

Income/(loss)per share--Note 1:
  Primary:
    Continuing operations         $.43              $ .63            $ .76
    Discontinued operations       (.57)              (.18)            (.03)
    Net(loss)/income             $(.14)              $.45            $ .73
  Fully diluted:
    Continuing operations         $.40               $.51            $ .56
    Discontinued operations       (.27)              (.09)            (.02)
    Net income                    $.13               $.42             $.54


See notes to consolidated financial statements

					       Page 26


CONSOLIDATED STATEMENTS OF CASH FLOWS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1996, 1995 and 1994



					  1996          1995          1994

Operating Activities - Continuing
Operations:
  Income from continuing operations
  before income taxes                $ 7,707,365    $10,747,977   $16,306,852

Adjustments to reconcile pretax
 income from continuing operations
 to net cash provided by
 continuing operations:
Depreciation and amortization of
 property, plant
 and equipment                         6,380,262      5,799,063     6,177,822

Amortization of deferred compen-
 sation and
 deferred charges                      4,561,305      4,606,372     4,426,062

Gain on sale of product line                                      (12,475,246)

Other, net                            (1,000,099)      (330,359)   (1,275,714)
Changes in operating assets and
 liabilities:

 Decrease/(increase)
 in receivables                        6,818,278     (6,076,849)   (4,226,971)

  Decrease/(increase) in inventories     913,733    (15,008,487)   (7,151,651)
 (Increase)/decrease in prepaid
  expenses                              (281,086)    (1,511,194)      647,202
 (Decrease)/increase in accounts payable,
   accrued expenses and income taxes  (5,098,044)      (801,909)      650,113
   Net cash provided by/(used in)
   operating activities - continuing
   operations                         20,001,714     (2,575,386)    3,078,469

Operating Activities - Discontinued
  Operations:

Discontinued operations
  exclusive of income taxes           (9,830,044)     (2,883,689)    (551,538)
Adjustments to reconcile pretax loss
  from discontinued operations to
  net cash used in discontinued
  operations
  Provision for close down and write-off
  of equipment                         7,000,000
  Depreciation and amortization          431,623         247,841       13,602
  Other                                 (192,929)       (146,047)    (405,570)
    Net cash (used in) discontinued
    operations                        (2,591,350)     (2,781,895)    (943,506)

Income Taxes                          (1,320,000)     (2,428,000)  (7,090,000)

    NET CASH PROVIDED BY/(USED IN)
    OPERATING ACTIVITIES              16,090,364      (7,785,281)  (4,955,037)
						      Page 27


CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1996, 1995 and 1994


Investing Activities - Continuing Operations:
  Purchases of marketable
   securities                        (152,018,726)    (11,473,787) (29,117,568)
  Proceeds from sale and collection
   of principal of marketable
   securities                         158,863,555      31,086,939    3,331,488
  Purchases of property, plant
   and equipment                      ( 7,411,199)     (6,547,330)  (4,614,761)
  Advance to co-packer                 (3,132,245)
  Proceeds from sale of product
   line                                                             38,055,704
  Proceeds from sale of property,
   plant and equipment                                  4,078,764
  Other                                   (13,147)                  (1,796,425)
    Net Cash (used in)/provided by
    investing activities - contin-
    uing operations                    (3,711,762)     17,144,586    5,858,438
    Net cash (used in)investing
      activities - discontinued
      operations - purchases of
      property and equipment           (2,608,543)     (2,457,240)  (1,066,195)
     NET CASH (USED IN)/PROVIDED BY
     INVESTING ACTIVITIES              (6,320,305)     14,687,346    4,792,243
Financing activities - Continuing
 Operations:
 Loan to employees
  stock ownership plan                   (500,000)       (500,000)
 Purchase of treasury stock                                         (1,850,000)
 Principal payments of long-term
    debt                               (1,333,428)     (3,856,369)
 Proceeds from long-term debt                                        2,355,091
     NET CASH (USED IN)/PROVIDED BY
       FINANCING ACTIVITIES            (1,833,428)     (4,356,369)     505,091
INCREASE IN CASH AND CASH EQUIVALENTS -
  CONTINUING OPERATIONS                 7,936,631       2,545,696      342,297
  Cash and cash equivalents at beginning
   of year - continuing operations      8,357,152       5,811,456    5,469,159
CASH AND CASH EQUIVALENTS AT END OF YEAR-
  CONTINUING OPERATIONS               $16,293,783      $8,357,152   $5,811,456

Supplemental Information

    Cash paid during the year:            1996            1995           1994
      Interest                         $8,259,325      $8,532,841   $8,103,742
      Income taxes                        678,905       1,080,706    5,129,630


See notes to consolidated financial statements
						      Page 28

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

See notes to consolidated financial statements
						 Page 29




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

See notes to consolidated financial statements
						 Page 30



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

Other Intangibles: Other intangibles consist principally of trademarks, covenants not to compete and customer lists. Such items are being amortized on a straight-line basis over periods of 40, 5 and 7.5 years, respectively.
See Note 10(b).                   Page 31


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and
The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1996 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.25% at July 31, 1996) on all such loans is equal to the prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at July 31, 1996) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999.
				Page 32


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

				      $3,076,000      $4,010,000    $8,064,000



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
				       Page 33

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
						    $ 933,000      $  591,000

NOTE 4--DISCONTINUED OPERATIONS

In October 1996, the Companys Board of Directors adopted a plan to discontinue operationsof the Chock Cafes. Accordingly, the operating results of the Chock Cafe operations,including provisions for estimated lease termination costs, employee benefits and losses during the phase-out period of approximately $1,800,000 and a write-off of leasehold improvements and equipment and deferred charges of approximately $5,200,000 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

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

Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions) from discontinued operations are as follows:


				   1996              1995              1994


Net Sales                       $3,783,397         $2,236,855        $127,043

Costs and expenses
  Costs of sales                 5,903,142          4,184,197         426,454
  Selling, general and
     administrative expenses       710,299            705,197         252,127
				 6,613,441          4,889,394         678,581
Operating (loss)                (2,830,044)        (2,652,539)       (551,538)
Other deductions                                     (231,150)
(Loss) before income taxes      (2,830,044)        (2,883,689)       (551,538)
Income tax credits              (1,073,000)        (1,009,000)       (193,000)
(Loss) from operations         $(1,757,044)       $(1,874,689)      $(358,538)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
				       Page 34

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

The Company has a Warrant Dividend Plan which provides for distribution to shareholders of a right to purchase one share of the Company's common stock currently for $24.13 (subject to anti-dilution adjustments) as a dividend on each of the Company's outstanding common shares. These rights are not currently exercisable and will only become exercisable upon the happening of certain events. Under certain circumstances, the rights entitle the holders to receive, upon payment of the then current exercise price of the right, that number of shares of Company common stock having a market value of two times the then current exercise price of the right. The rights will expire on December 30, 1997 and are redeemable at $.05 per right at any time prior to the occurrence of certain events.
					Page 35

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

					       Page 36



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

Actuarial present value of
 benefit obligations:

 Vested benefit obligation
		  $ (22,241)      $(2,160)        $(20,659)          $(2,306)
 Accumulated benefit
  obligation      $ (22,993)      $(2,163)        $(20,973)          $(2,309)
 Projected benefit
  obligation      $ (25,520)      $(2,163)        $(23,075)          $(2,309)

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

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.3% and 4% and 8.0% and 4%, respectively, at July 31, 1996 and 1995. The expected long-term rate of return on plan assets was 8.0%, 8.0% and 8.5% in 1996, 1995 and 1994, respectively.
					       Page 37


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




					 Page 38

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
							  $26,976      $24,629

(1) Being amortized over the terms of the related indebtedness (see Note 2).
						      Page 39

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

NOTE 11 -- INDUSTRY SEGMENT INFORMATION

The Company's financial information by industry segment for 1996, 1995 and 1994 may be found after Management's Discussion and Analysis of Financial Condition and Results of Operations on page 44 and is incorporated herein by reference.

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

(2) Per share data has been retroactively adjusted for a 3% stock dividend in July 1995, 1994, 1993 and 1992.
					    Page 40


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

Operating profits from food products were $15,059,000, a decrease of 17% for the year ended July 31, 1996, compared to $18,205,000 for the prior year.
The decrease resulted primarily from decreased gross profit margins. Decreased gross margins were due to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee, partially offset by inceased coffee pounds sold. During the year ended July 31, 1996, prices for green coffee ranged from a high of $1.54 per pound to a low of $.91 per pound. Selling, general and administrative expenses were slightly lower than the prior year, with decreases in advertising, coupon, payroll and payroll related expenses partially offset by increased brokerage and delivery costs.
				Page 41

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

GREEN COFFEE MARKET

Coffee is one of the leading commodities traded on futures exchanges. Supplies fluctuate with the weather and prices have been volatile. While coffee trades primarily on the futures market, coffee of the quality level sought by the Company can trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase. The supply and price is affected by multiple factors, such as weather, politics and economics in the coffee producing countries, many of which are lesser developed nations.
				    Page 42


The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In July 1989 the refusal of certain countries to participate in the quota system resulted in the dissolution of the agreement and a drop in the prices of coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC") and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the 1994 frosts in Brazil discussed below. Nonetheless, the ACPC met in November 1994 and resolved to sustain green coffee bean prices. In Janaury 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green coffee year.
The Company is unable to predict whether the ACPC will be successful in achieving its goals; however, the supplies of green coffees held by consumers (roasters and buyers) are currently at historically low levels.

Brazil, the world's largest coffee producer, experienced frosts on June 26, 1994 and July 10, 1994 which reportedly damaged approximately 40% of the green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil. Nonetheless, in the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee beans which carried over into the first three quarters of 1995. Subsequent to such period, the Company's green coffee purchases and commitments returned to pricing leveles closer to those that existed prior to the June and July 1994 Brazilian frosts.

The Company is unable to predict weather events that may adversely affect coffee supplies in particular countries. In the past, when green coffee bean prices have increased, the Company has been able to pass those price increases through to its customers, thereby maintaining its gross profit margins.
The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee bean prices that resulted from the Brazilian frosts. In light of the events in the third and fourth quarters of fiscal 1994 and first quarter of fiscal 1995, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in full in the future.

A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining precentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen though which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facilities and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purhcase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or brokers for its supply of green coffee beeans from any particular country.

Retail Customers are very price-sensitive about the purchase of coffee in supermakets. When retail prices increase, takeaway declines and consumers switch to less expensive brands and high yield roasts. Likewise, Food Service Customers in times of price increase tend to stretch the use of inventory.
				     Page 43


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

    Subsidiaries of
Chock full o'Nuts Corporation











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