Form 10-K
period 1997-07-31
CHOCK FULL O NUTS CORP
filed 1997-10-23
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

	FORM 10-K

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED JULY 31, 1997
	OR
	[] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [].

Aggregate market value of the Common Stock ($.25 par value) held by non affiliates of the registrant as of October 8, 1997: $72,897,000
Number of Shares of Common Stock ($.25 par value) outstanding as of October 8, 1997: 10,742,000


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the year ended July 31, 1997 are incorporated by reference into Part III.

Certain statements in the Letter of the President and Chief Executive Officer and Chairman of the Board included in the Annual Report to Share-holders and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Reform Act. See "Forward-Looking Statements".
PART I

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

In January 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee & Tea Company a leading roaster and distributor of coffees to hotels, restaurants and institutions on the East Coast. See Note 9(a) of Notes to Consolidated Financial Statements.

In March 1994, the Company acquired all the assets and liabilities of a company ("Quikava") whose menu features a full assortment of the most popular specialty coffee beverages, plus a variety of freshly prepared foods and snacks specifically suited for in-car consumption. Quikava's unique "double drive-thru" format targets the suburban commuter and is uniquely suited to take advantage of the growth of Specialty Coffees "away from home", where annual growth rates are significant.

In December 1992, the Company acquired the stock of Cain's Coffee Co. ("Cain's") and certain trademarks related to that business. Cain's primary business is the direct sale and distribution of coffee and related products under the Cain's label to Foodservice Customers in twelve states primarily West of the Mississippi. Cain's also sells coffee and tea to Retail Customers, using a direct store distribution system.

In November 1992, the Company acquired a controlling interest in a partnership, which owned Dana Brown Private Brands, Inc., a company which markets and sells private label coffee and tea products to food retailers and distributors, located primarily in the Midwest.

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

The following table sets forth revenues and operating results from continuing operations, before interest and corporate expenses, attributable to the Company's beverage products sales, Quikava sales and real estate operations, for the fiscal years ended July 31, 1997, 1996 and 1995:


						  Fiscal Years Ended July 31,

					     1997          1996         1995
						      (In Thousands)
Revenues
   Net Sales - Beverage Products          $360,467     $319,213      $325,259
   Net Sales - Quikava                       3,737        1,922           882
   Rentals from Real Estate                  2,091        2,156         2,061

Operating Profit/(Loss):
   Beverage Products                        23,498       16,708        19,075
   Quikava                                  (1,998)      (1,649)         (870)
   Real Estate Operations                      140          671           490



COFFEE AND RELATED PRODUCTS

Description of Coffee Market
According to certain available industry surveys and Company estimates, total United States coffee sales by manufacturers in 1996 were approximately $6 billion. Approximately 31% of total United States coffee sales in 1996 were to Foodservice customers.

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

In fiscal 1997, approximately 49% of sales were derived from processing and marketing coffee and allied products for sale to Foodservice Customers.
Sales of coffee products to Foodservice Customers have traditionally been less price-sensitive and depend more on the level of customer service provided. These sales also tend to generate higher operating margins, due to lower marketing and advertising expenses, than do sales of coffee products to Retail Customers. In addition, the absence of competitors with a dominant market position, makes the Company's pricing to Foodservice Customers less susceptible, as compared to pricing to Retail Customers, to changes in price in response to pricing actions of any single competitor.

Retail Sales and Marketing

The Company currently sells most of its Retail Grocery coffee products to supermarket chains, wholesalers and independent food outlets ("Retail Customers") through independent food brokers. The Company's retail products include coffees sold under the Chock full o' Nuts, Cain's, Ireland and Safari labels. The Company believes that its best known product, Chock full o' Nuts premium, vacuum packed, all-method grind coffee, is superior to most competitors in being able to produce a more consistent, better tasting, finished brew from a single, "all-method grind", regardless of the coffee maker used. The Company also sells an "extended yield" coffee, which produces more cups than equivalent quantities of standard yield coffee. Additionally, the Company sells decaffeinated roast and ground coffee, instant coffees, a premium quality Cafe blend and a Rich French Roast coffee.

The Company and Greenwich roast, pack and market regular, decaffeinated and instant coffees for sale by others under a variety of private labels.

In fiscal 1997, the Company's coffee sales to Retail Customers accounted for approximately 44% of sales and coffee sales under the Chock full o'Nuts label represented approximately 4% of total Branded Retail Grocery coffee sales in the United States.

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

The sales of Cain's, Ireland and Safari brand products are concentrated in the Midwest, East and Southwest, respectively.

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

Manufacturing activities for coffee and related products are presently conducted at the following facilities:

	Location                     Principal Use

   Brooklyn, New York............Coffee Roasting Plant, Warehouse
   St. Louis, Missouri...........Coffee Roasting Plant, Warehouse
   Hialeah, Florida..............Coffee Roasting Plant, Warehouse
   Rochester, New York...........Coffee Roasting Plant, Warehouse
   Oklahoma City, Oklahoma.......Coffee Roasting Plant and Processing
				   Plant for Tea and Related Food
				   Products, Warehouse
   Springfield, Missouri.........Processing Plant for Spices, Warehouse
   Pleasantville, New Jersey.....Coffee Roasting Plant, Warehouse


All of the above facilities are owned, except the Rochester, New York, Springfield, Missouri and Pleasantville, New Jersey facilities, which are leased. The Company believes that it has sufficient production capacity to meet its current and future needs.

The Company also rents executive office space in New York City and maintains warehousing facilities in over forty-five locations throughout the United States. None of these facilities are material to the Company's operations.


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


Quikava

Quikava is the operator and franchisor of double-drive thru outlets, which offer a variety of specialty coffees, espresso-based drinks, fresh baked goods, sandwiches, other "finger foods" and snacks. Quikava units are situated on major commuter thoroughfares in suburban markets and offer quick-service of quality beverages and snacks. The Company intends to develop additional Quikava units, most of which will be franchised. At the fiscal year end, the Company was operating nine company owned units and there were eight operating franchished units.


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

In October 1996, the Company discontinued the operations of its Cafes due to store operating losses due to high food and labor costs and insufficient volume to cover high fixed and operating costs related to Midtown Manhattan operations as well as a Cafe Corporate structure organized to support a much higher number of locations. See Note 4 of Notes to the Consolidated Financial Statements.


RESEARCH AND DEVELOPMENT

The Company invested a nominal amount in research and development for the three years ended July 31, 1997.

TRADEMARKS

Certain trademarks (i.e. Chock full o'Nuts, LaTouraine, Eppen Smith, Cain's, Safari and Ireland) are important to the business of the Company.


EMPLOYEES

The Company employs approximately 1,400 employees, 10% of whom are represented by labor unions. The Company believes that its relations with both union and non-union employees are good.


REAL ESTATE OPERATIONS

The Company is both lessor and lessee on certain properties and an owner of one property in New York City. Such properties had been part of the Company's original restaurant operations. Additionally, the Company owns a coffee roasting facility in Castroville, California which it leases to the owner of Hillside Coffee of California, Inc.


OTHER MATTERS

Reference is made to Notes 9(a) and 4 of Notes to Consolidated Financial Statements with respect to the acquisition and disposition of certain assets.

			  Item 101 (b) of Regulation S-K

Segment Information is incorporated herein by reference to Note 10 of Notes to Consolidated Financial Statements.
			  Item 101 (d) of Regulation S-K

All of the Company's operations are located in the United States. Export sales are not significant.

Item 2.  PROPERTIES

The Company leases certain premises which are under long-term leases expiring on various dates through 2009 and certain of which contain renewal options. Reference should be made to Note 5 of the Notes to Consolidated Financial Statements for additional information about these leases. The following table sets forth the location and certain information with respect to the Company's plants and certain other properties as of October 8, 1997, all of which premises the Company considers adequate for its present and anticipated needs.



PLANTS AND OTHER PROPERTIES


					  Approximate     Whether
					  Square Feet     Owned
					     of           Or
Location                Principal Use     Floor Space     Leased (1)
Brooklyn, New York      Coffee Roasting
			Plant,Warehouse        55,000      Owned
St. Louis, Missouri     Coffee Roasting
			Plant,Warehouse        77,000      Owned
Secaucus, New Jersey    Warehouse and
			Offices               104,000      Owned
Hialeah, Florida        Coffee Roasting
			Plant,Warehouse        50,000      Owned
Rochester, New York     Coffee Roasting
			Plant,Warehouse        50,000     Leased
Oklahoma City, Oklahoma Coffee Roasting Plant
			and Processing
			Plant for
			Tea and Related
			Food Products,
			Warehouse             150,000      Owned
Springfield, Missouri   Processing Plant
			for Spices,
			Warehouse              30,000     Leased
Pleasantville, New      Coffee Roasting        47,000     Leased
Jersey                  Plant, Warehouse
574 Fifth Avenue        Real Estate
New York, New York      Operation              13,000     Leased
422 Madison Avenue      Real Estate
New York, New York      Operation               8,750     Leased
532 Madison Avenue      Real Estate
New York, New York      Operation              12,250     Leased
49 Broadway             Real Estate
New York, New York      Operation              12,000     Leased
1420 Broadway           Real Estate
New York, New York      Operation               6,750     Leased
370 Lexington Avenue    Corporate
New York, New York      Headquarters           11,000     Leased
Waverly Place corner
Green Street            Real Estate
New York, New York      Operation               2,500     Leased
336 Broadway            Real Estate
New York, New York      Operation              10,500     Owned
Castroville,            Real Estate
California              Operation              66,000     Owned
1114 Avenue of the      Real Estate             2,800    Leased
Americas                Operation
 New York, New York
43 West 42 Street       Real Estate               340    Leased
 New York, New York     Operation
Queen Ann Plaza         Quikava Operation         250    Leased
 Norwell, Mass
2297 Brown Avenue       Quikava Operation         500    Leased
 Manchester,
 New Hampshire
Natick Crossing Mall    Quikava Operation       1,500    Leased
 Natick, Mass.
917 Lynnfield Street    Quikava Operation         600    Leased
 Lynn, Mass
1184 Main Street        Quikava Operation         600    Leased
 Haverhill, Mass
84 Milfod Road          Quikava Operation         600    Leased
 Amherst, New Hampshire
374 Bridge Street       Quikava Operation         600    Leased
 N. Weymouth, Mass
895 Bald Hill Road      Quikava Operation         600    Leased
 Warwick, Rhode Island
190 Old Derby Street    Headquarters, Quikava   1,196    Leased
 Hingham, Mass.
2344 G.A.R Hwy          Quikava Operations        600    Leased
 Swansea, Mass.

(1) -- No Company-leased premises are owned by any officer or director of the Company. See Note 5 of Notes to Consolidated Financial Statements.



Item 3.  LEGAL PROCEEDINGS
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
	 SECURITY HOLDERS
Not applicable.
	PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
	 RELATED SECURITY HOLDER MATTERS

"Common Share Prices" and related security holder matters may be found immediately after "Segment Information" and are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

"Selected Financial Data" may be found immediately after Note 10 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" may be found immediately after "Forward-Looking Statements" and is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



	PART III


Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
				       and

Item 11.  EXECUTIVE COMPENSATION
				       and

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
				       and

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per General Instruction G. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended July 31, 1997 which is to be filed with the Commission.



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

(e) Amended and Restated Credit Agreement dated December 4, 1992, amended and restated as of January 1, 1996, among Chock full o' Nuts Corporation and its Subsidiaries and National Westminster Bank N.A., now known as Fleet Bank, N.A., and Chemical Bank, now known as the Chase Manhattan Bank, filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by references.

(f) Form of restricted stock agreement dated January 2, 1988 with key employees (including certain officers and directors) filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorportated herein by reference.

(g) Asset Purchase Agreement dated as of January 16, 1997 by and between Chock full o'Nuts Corporation and Ireland Coffee-Tea, Inc. filed as on Exhibit to Form 8-K dated February 3, 1997 is incorporated herein by reference.

Exhibit 11  Statement re:  Computation of Per Share Earnings

Exhibit 12  Statement re:  Computation of ratios, not applicable.

Exhibit 13  Not applicable.

Exhibit 18  Letter re: change in accounting principles, not applicable.

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

					   CHOCK FULL O' NUTS CORPORATION
						     (Registrant)

October 8, 1997                   /s/ Howard M. Leitner
				   Howard M. Leitner, Vice President,
				   Chief Financial and Accounting Officer
				   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 October 8, 1997 /s/ Norman E. Alexander  October 8, 1997 /s/ Mark A. Alexander
		     Norman E. Alexander                      Mark A. Alexander
		     Chairman of the Board                    Director


 October 8, 1997 /s/ Stuart Z. Krinsly    October 8, 1997 /s/ Martin J. Cullen
		     Stuart Z. Krinsly                        Martin J. Cullen
		     Director                                 Vice President
							      and Director

 October 8, 1997 /s/ Howard M. Leitner    October 8, 1997 /s/ Marvin I. Haas
		     Howard M. Leitner                        Marvin I. Haas
		     Vice President and                       President and
		     Chief Financial Officer                  Chief Executive
		     and Director                             Officer
							      and Director

 October 8, 1997 /s/ R. Scott Schafler    October 8, 1997 /s/ Henry Salzhauer
		     R. Scott Schafler                        Henry Salzhauer
		     Director                                 Director

 October 8, 1997 /s/ Jerry Columbus       October 8, 1997
		     Jerry Columbus                           David S. Weil
		     Director                                 Director





	ANNUAL REPORT ON FORM 10-K
	ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

	LIST OF FINANCIAL STATEMENTS
	AND FINANCIAL STATEMENT SCHEDULES

	CERTAIN EXHIBITS

	YEAR ENDED JULY 31, 1997

	CHOCK FULL O' NUTS CORPORATION

	NEW YORK, NEW YORK





FORM 10-K--ITEM 14(a)(1) and (2)

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

									Page
Report of Independent Auditors...................................... 15
Consolidated Balance Sheets--July 31, 1997 and 1996................. 16 and 17
Consolidated Statements of Operations--Years Ended
  July 31, 1997, 1996 and 1995...................................... 18
Consolidated Statements of Cash Flows--
  Years Ended July 31, 1997, 1996 and 1995.......................... 19 and 20
Consolidated Statements of Stockholders' Equity--
  Years Ended July 31, 1997, 1996 and 1995.......................... 21 and 22
Notes to Consolidated Financial Statements.......................... 23 to 31

The following consolidated financial statement schedule of the registrant and its subsidiaries is included in Item 14(d):

									Page
Schedule II -- Valuation and Qualifying Accounts.................... 37


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.




Ernst & Young LLP

Report of Independent Auditors





The Board of Directors and Stockholders
Chock Full o'Nuts Corporation
New York, New York


We have audited the accompanying consolidated balance sheets of Chock Full o'Nuts Corporation and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chock Full o'Nuts Corporation and subsidiaries at July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

						ERNST & YOUNG LLP


New York, New York
September 30, 1997









CONSOLIDATED BALANCE SHEETS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1997 and 1996

ASSETS                                                1997              1996

CURRENT ASSETS:
Cash and cash equivalents                        $  4,585,633       $16,293,783
Receivables, principally trade, less
  allowances for doubtful accounts and
  discounts of $1,422,000 and $1,133,000--
     Notes 2 and 9(b)                              37,554,412        30,989,008
Inventories--Notes 1 and 2                         82,951,688        59,637,802
Prepaid expenses and other -- Note 3                2,457,221         3,667,875
		 TOTAL CURRENT ASSETS             127,548,954       110,588,468

PROPERTY, PLANT AND EQUIPMENT, at cost-
     Note 2:
Land                                                3,114,889         3,114,889
Buildings and improvements                         14,805,429        14,675,708
Leaseholds and leasehold improvements               2,526,691         1,825,464
Machinery and equipment                            78,162,457        74,067,267
						   98,609,466        93,683,328
Less allowances for depreciation and
  amortization                                     49,933,489        45,172,084
						   48,675,977        48,511,244
REAL ESTATE HELD FOR DEVELOPMENT OR SALE
  at cost -- Note 2                                 7,635,427         7,691,267

OTHER ASSETS AND DEFERRED CHARGES, net--
   Note 9 (c)                                      23,799,057        26,976,132


EXCESS OF COST OVER NET ASSETS
  ACQUIRED, net                                     9,670,551         5,668,008
						 $217,329,966      $199,435,119
See notes to consolidated financial statements




CONSOLIDATED BALANCE SHEETS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1997 and 1996

						     1997              1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 13,590,697     $ 10,469,300
  Accrued expenses                                 12,148,313       11,346,483
  Income taxes--Note 3                              1,957,788        1,719,575
  Current installments of long-term debt --
    Note 2                                            766,000
	       TOTAL CURRENT LIABILITIES           28,462,798       23,535,358

LONG-TERM DEBT, Excluding Current Installments--
    Note 2                                        106,065,753      105,235,468

OTHER NON-CURRENT LIABILITIES                       3,265,078        1,586,231

DEFERRED INCOME TAXES -- Note 3                     7,655,000        5,591,000

STOCKHOLDERS' EQUITY--Notes 2 and 6:
    Common stock, par value $.25 per share;
    Authorized 50,000,000 shares;
	Issued 11,211,068 shares                    2,802,767        2,802,767
    Additional paid-in capital                     51,357,008       51,357,008
    Retained earnings                              25,349,146       17,434,755
						   79,508,921       71,594,530
    Deduct:
     Cost of 475,522 shares in treasury            (6,573,719)      (6,573,719)
     Deferred compensation under stock
	bonus plan and employees' stock
	ownership plan                             (1,053,865)      (1,533,749)
	       TOTAL STOCKHOLDERS' EQUITY          71,881,337       63,487,062

LEASES--Note 5
						 $217,329,966     $199,435,119

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years ended July 31, 1997, 1996 and 1995

				      1997            1996            1995
Revenues:
  Net sales                      $364,203,601    $321,134,537    $326,140,872
  Rentals from real estate          2,091,307       2,156,070       2,061,015
				  366,294,908     323,290,607     328,201,887
Costs and expenses:
  Cost of sales                   257,078,504     229,477,193     230,962,257
  Selling, general and
   administrative expenses         86,018,181      77,223,407      77,396,552
  Expenses of real estate           1,951,137       1,484,681       1,571,090
				  345,047,822     308,185,281     309,929,899
OPERATING PROFIT                   21,247,086      15,105,326      18,271,988

Interest and dividend income        1,061,160         865,145         903,887
Interest expense                   (8,599,963)     (8,783,798)     (9,191,495)
Other(deductions)/income --
 Notes 9 (d) and (e)               (1,495,891)        520,692         763,597
INCOME BEFORE INCOME TAXES         12,212,392       7,707,365      10,747,977

Income taxes--Note 3:
  Current:
    Federal                         1,885,000       1,905,000       3,276,000
    State and local                   753,000         488,000         161,000
  Deferred                          1,660,000         683,000         573,000
				    4,298,000       3,076,000       4,010,000
INCOME FROM CONTINUING OPERATIONS   7,914,392       4,631,365       6,737,977

Discontinued operations -- Note 4:
(Loss) from operations, net of
  income tax credits of $1,073,000
  and $1,009,000                                   (1,757,044)     (1,874,689)
(Loss) on disposition, net of
deferred income tax credit of
  $2,590,000                                       (4,410,000)
						   (6,167,044)     (1,874,689)
NET INCOME/(LOSS)                 $ 7,914,392     $(1,535,679)     $4,863,288
Income/(loss)per share--Note 1:
  Primary:
    Continuing operations               $ .74          $  .43            $.63
    Discontinued operations                              (.57)           (.18)
    Net income/(loss)                   $ .74          $ (.14)           $.45
  Fully diluted:
    Continuing operations               $ .55          $  .40            $.51
    Discontinued operations                              (.27)           (.09)
    Net income                          $ .55            $.13            $.42


See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1997, 1996 and 1995


					     1997         1996         1995
Operating Activities - Continuing
Operations:
Income from continuing operations
  before income taxes                    $12,212,392  $ 7,707,365  $10,747,977
Adjustments to reconcile pretax income
  from continuing operations to net cash
  provided by continuing operations:
Depreciation and amortization of property,
  plant and equipment                      7,386,215    6,380,262    5,799,063
Amortization of deferred compensation and
  deferred charges                         4,437,262    4,561,305    4,606,372
Other, net                                  (312,060)  (1,000,099)    (330,359)
Changes in operating assets and
  liabilities:
   (Increase)/decrease in receivables     (4,889,186)   6,818,278   (6,076,849)
   (Increase)/decrease in inventories    (21,960,180)     913,733  (15,008,487)
   Decrease/(increase) in prepaid
   expenses                                1,600,484     (281,086)  (1,511,194)
   Increase/(decrease) in accounts
   payable, accrued expenses and
   income taxes                            1,259,724   (5,098,044)    (801,909)
     Net cash (used in)/provided by
     operating activities - continuing
     operations                             (265,349)  20,001,714   (2,575,386)
Operating Activities - Discontinued
Operations:
  Discontinued operations exclusive of
    income taxes                                       (9,830,044)  (2,883,689)
  Adjustments to reconcile pretax loss
    from discontinued operations to
    net cash used in discontinued
    operations
  Provision for close down and write-off
     of equipment                                       7,000,000
  Depreciation and amortization                           431,623      247,841
  Other                                                  (192,929)    (146,047)
      Net cash (used in) discontinued
      operations                                       (2,591,350)  (2,781,895)
Income taxes - current                    (2,638,000)  (1,320,000)  (2,428,000)
  NET CASH (USED IN)/PROVIDED BY
  OPERATING ACTIVITIES                    (2,903,349)  16,090,364   (7,785,281)



Investing Activities - Continuing Operations:
  Purchases of marketable securities         (34,026)(152,018,726) (11,473,787)
  Proceeds from sale and collection of
    principal of marketable securities        79,993  158,863,555   31,086,939
  Purchases of property, plant and
    equipment                             (6,123,523)  (7,411,199)  (6,547,330)
  Acquisition of business                 (5,872,858)
  Proceeds from/(advances to) co-packer    1,549,328   (3,132,245)
  Proceeds from sale of property,
    plant and equipment                                              4,078,764
  Other                                                   (13,147)
    Net Cash (used in)/provided by
    investing activities - continuing
    operations                           (10,401,086)  (3,711,762)  17,144,586
    Net cash (used in)investing activities -
       discontinued operations -
       purchases of property and
       equipment                                       (2,608,543)  (2,457,240)
     NET CASH (USED IN)/PROVIDED BY
     INVESTING ACTIVITIES                (10,401,086)  (6,320,305)  14,687,346
Financing activities - Continuing
 Operations:
 Loan to employees' stock ownership
  plan                                                   (500,000)    (500,000)
Net proceeds from (payments of)long-term
  debt                                     1,596,285   (1,333,428)  (3,856,369)
NET CASH PROVIDED BY/(USED IN)
       FINANCING ACTIVITIES                1,596,285   (1,833,428)  (4,356,369)
(DECREASE)/INCREASE IN CASH AND CASH
EQUIVALENTS - CONTINUING OPERATIONS      (11,708,150)   7,936,631    2,545,696
  Cash and cash equivalents at
  beginning of year - continuing
  operations                              16,293,783    8,357,152    5,811,456
CASH AND CASH EQUIVALENTS AT END
OF YEAR-CONTINUING OPERATIONS             $4,585,633  $16,293,783   $8,357,152

Supplemental Information
   Cash paid during the year:                 1997         1996          1995
      Interest                            $8,143,201   $8,259,325    $8,532,841
      Income taxes                         2,168,425      848,539     1,080,706


See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1997, 1996 and 1995




						      Common Stock
						Issued           In Treasury
					  Shares     Amount    Shares    Amount
							In Thousands

Balance at July 31, 1994                  10,898     $2,724       476    $6,574
Net Income
3% stock dividend                            313         79
Conversion of debentures
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock ownership
    plan
Decrease in unfunded pension losses
Balance at July 31, 1995                  11,211      2,803       476     6,574
Net(loss)
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock
    ownership plan
Balance at July 31, 1996                  11,211      2,803       476     6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
Balance at July 31, 1997                  11,211     $2,803       476    $6,574

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1997, 1996, and 1995
				    Deferred
				  Compensation
				    Under Stock
				    Bonus Plan
				  and Employees'  Unfunded  Additional
				  Stock Ownership Pension   Paid-In   Retained
				      Plan        Losses    Capital   Earnings
						     In Thousands

Balance at July 31, 1994             $1,664       $1,766     $49,323   $16,218
Net income                                                               4,863
3% stock dividend                                              2,032    (2,111)
Conversion of debentures                                           2
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                       (544)
    Loan to employees' stock
    ownershipn plan                     500
Decrease in unfunded pension losses               (1,766)
Balance at July 31, 1995              1,620          -        51,357    18,970
Net (loss)                                                              (1,535)
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                       (586)
    Loan to employees' stock
    ownership plan                      500
Balance at July 31, 1996              1,534          -        51,357    17,435
Net income                                                               7,914
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                       (480)
Balance at July 31, 1997             $1,054          -       $51,357   $25,349

See notes to consolidated financial statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1997, 1996 and 1995

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Fiscal year:   The Company's year ends on the last Friday in July.  Fiscal years are designated as ending July 31 for convenience of reference.

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

Receivables - Concentration of Credit Risk: The Company's primary business is the roasting, packing and marketing of a broad range of regular and decaffeinated, ground roast, instant and specialty coffees for the Foodservice and Retail Grocery Industries. These products are sold regionally throughout the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses relating to customers have consistently been within Management's expectations.

Cash Equivalents:   The Company considers all highly liquid investments with
a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

    July 31,                         1997           1996

    Finished goods              $41,747,129     $35,715,505
    Raw materials                36,412,728      18,931,470
    Supplies                      4,791,831       4,990,827
				$82,951,688     $59,637,802

Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment are computed by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Long-Lived Assets: In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations,including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Pre-opening Costs: Quikava pre-opening costs are charged to operations as incurred.

Excess of Cost over Net Assets Acquired: The Company evaluates goodwill impairment at the end of each quarter based on recoverability measured by undiscounted estimated operating profits (i.e., pretax earnings before interest expense and goodwill amortization). Under this approach, the carrying value would be reduced to estimated realizable value if it is probable that Management's best estimate of future operating profits during the goodwill amortization period will be less than the carrying amount of the related goodwill. Excess of cost over net assets acquired is being amortized on a straight-line basis over periods of 40 and 15 years. Accumulated amortization amounted to $2,010,000 and $1,755,000 at July 31, 1997 and 1996, respectively.

Other Intangibles: Other intangibles consist principally of trademarks, covenants not to compete and customer lists. Such items are being amortized on a straight-line basis over periods of 40, 5 and 7.5 years, respectively. See Note 9 (c). The Company evaluates any impairment of these assets on a basis similar to goodwill.

Advertising Expenses: The cost of advertising is expensed as incurred. The Company incurred $4,253,000, $3,130,000 and $4,615,000 in advertising costs during 1997, 1996 and 1995, respectively.

Stock Based Compensation: In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. The Company has determined it will continue to report stock-based compensation for all options that are issued under APB Opinion No. 25.

Per Share Data: Primary per share data is based on the following weighted average number of common shares outstanding during each year retroactively adjusted for stock dividends:10,736,000 in 1997, 1996 and 1995. Fully diluted per share data, assuming conversion of debentures, is based on 22,557,000 common shares outstanding for the years ended July 31, 1997, 1996 and 1995.

In February of 1997, the FASB issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company believes adoption of Statement No. 128 will not have a material impact on earnings per share information currently presented.

NOTE 2--LONG TERM DEBT

Long-term debt consists of the following:
							     July 31
							1997          1996

     7% Convertible senior subordinated
       debentures due 2012                        $ 51,693,000    $ 51,693,000
     8% Convertible subordinated debentures
       due 2006                                     43,266,000      43,266,000
     Revolving credit and term loan                 11,872,753      10,276,468

						   106,831,753     105,235,468
     Less current installments                         766,000
						  $106,065,753    $105,235,468

The 7% and 8% debentures require annual sinking fund payments of $3,000,000 and $3,750,000, respectively, which after giving effect to previous conversions and redemptions, commence April 1, 2000 and September 15, 1998, respectively, and provide for balloon payments of $18,000,000 and $12,500,000 on April 1, 2012 and September 15, 2006, respectively. The debentures are convertible at the option of the debenture holders into shares of the Company's common stock at a price of $8.23 per share and $7.81 per share, respectively (subject to adjustment). As of July 31, 1997, approximately 11,821,000 common shares are reserved for issuance upon conversion of debentures.

Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and
The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through December 31, 1997 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.5% at July 31, 1997) on all such loans is equal to the prime rate, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at July 31, 1997) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

As of July 31, 1997, long-term debt matures as follows: $766,000 (year ending July 31, 1998), $3,750,000 (year ending July 31, 1999), $16,315,753 (year ending July 31, 2000),$6,750,000 (years ending July 31, 2001 and 2002) and
$72,500,000 thereafter.

The Company believes that the fair value of its 7% and 8% convertible subordinated debentures approximates $51,176,000 and $44,780,000, respectively, as indicated by the public trading prices of such debt.

NOTE 3--INCOME TAXES
The provision for income taxes for continuing operations differs from the expected Federal income tax for the reasons shown in the following table:

					      1997          1996          1995
  Federal income tax provision
    expected at the statutory rate       $4,152,213    $2,620,504   $ 3,761,792
  Effect on Federal income tax of:
    State and local income taxes,
	net of Federal income tax
	benefit                             496,980       322,080       106,260
    Amortization of excess of cost
	over net assets acquired             68,000        68,000        68,000
    Other                                   347,807        65,416        73,948
    Realization of prior year capital
	loss not previously recorded       (767,000)
					 $4,298,000    $3,076,000    $4,010,000


Deferred tax liabilities and assets are comprised of the following at July 31,
							    1997         1996
   Net deferred non-current tax liabilities:
     Net difference between tax and book basis
	of property, plant and equipment               $7,755,000   $5,897,000
     Prepaid pension expense                              779,000      431,000
     Compensation under stock bonus plan and
       employees' stock ownership plan                   (178,000)    (273,000)
     Other                                               (701,000)    (464,000)
						       $7,655,000   $5,591,000
   Net deferred current tax assets:
     Net difference between tax and book
	basis of inventory                               $356,000     $344,000
     Allowance for doubtful accounts and discounts        463,000      419,000
     Accrued expenses - close-down                        169,000      650,000
     Accrued cash bonus                                   208,000
     Payment of underfunded pension plan                              (525,000)
     Other                                                 72,000       45,000
						       $1,268,000    $ 933,000

NOTE 4--DISCONTINUED OPERATIONS

In October 1996, the Company's Board of Directors adopted a plan to discontinue operations of the Chock Cafes. Accordingly, the operating results of the Chock Cafe operations,including provisions for estimated lease termination costs, employee benefits and losses during the phase-out period of approximately $1,800,000 and a write-off of leasehold improvements and equipment and deferred charges of approximately $5,200,000 have been segregated from continuing operations and reported as a separate line item on the statement of operations. During the year end July 31, 1997, approximately $1,250,000 was changed against the previously established reserves.

Operating results (exclusive of any corporate charges or interest expense and the aforementioned provisions)from discontinued operations are as follows:

					1996            1995

 Net Sales                           $3,783,397      $2,236,855
 Costs and expenses
  Costs of sales                      5,903,142       4,184,197
  Selling, general and
    administrative expenses             710,299         705,197
				      6,613,441       4,889,394
 Operating (loss)                    (2,830,044)     (2,652,539)
 Other deductions                                      (231,150)
 (Loss) before income taxes          (2,830,044)     (2,883,689)
 Income tax credits                  (1,073,000)     (1,009,000)
 (Loss) from operations             $(1,757,044)    $(1,874,689)


NOTE 5 -- LEASES

The Company and subsidiaries lease manufacturing plants, warehouses, office space and Quikava locations and related premises. Leases which provide for payment of property taxes, utilities and certain other expenses, expire on various dates through 2009 and contain renewal options. As of July 31, 1997, the Company's obligation for future minimum rental payments, assuming the exercise of renewal options, aggregated $12,440,000. Payments required in the following five fiscal years amount to $4,024,000 (1998), $3,249,000 (1999),
$2,523,000 (2000),$1,476,000(2001) and $760,000 (2002). Rental expense charged to continuing operations under operating leases for the years ended July 31, 1997, 1996 and 1995 was $4,751,000, $4,150,000 and $4,893,000, respectively.

As of July 31, 1997, future minimum rental payments due from tenants under sub-leases of retail facilities and related premises aggregated $12,922,000. Amounts receivable in the following five fiscal years amount to $2,087,000
(1998), $1,809,000 (1999), $1,508,000 (2000), $1,244,000 (2001) and $926,000
(2002).

NOTE 6--STOCKHOLDERS' EQUITY

A non-contributory employee stock ownership plan ("ESOP") has been established to acquire shares of the Company's common stock for the benefit of all eligible employees. The Company has made loans to the ESOP to be repaid in equal annual installments over 8 years with interest primarily at 9% and 10%. Deferred compensation equal to the loans has been recorded as a reduction of stock holders' equity representing the Company's prepayment of future compensation expense. As the Company makes annual contributions to the ESOP, these contributions will be used to repay the loans to the Company, together with accrued interest. As the loans are repaid, common stock is allocated to ESOP participants and deferred compensation is reduced by the amount of the principal payment on the loans.

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

The Company's incentive compensation plan provides, among other things, for incentive or non-qualified stock options, stock appreciation rights, perfor-mance units, restricted stock and incentive bonus awards. During the years ended July 31, 1996 and 1995, respectively, non-qualified stock options for the purchase of 16,000 and 250,000 shares, at prices of $5.25 and $5.75 per share, were granted to key executives under the plan.
During each of the years ended July 31, 1997 and 1995 options to purchase 8,500 shares were forefeited. At July 31, 1997, there were outstanding options for 358,000 shares. The 1995 options were granted to the Chief Executive Officer. Options granted are exercisable at the fair market value at date of grant and, subject to termination of employment, expire ten years from the date of grant, are non-transferable other than on death, and are exercisable in three equal annual installments commencing three years from date of grant.

Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant for awards in 1996 consistent with the provisions of SFAS 123, the Company's net income would have been reduced by approximately $1,000 in 1997 and net loss would have been increased by approximately $2,000 in 1996 with no affect on per share amounts. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for the options awarded was estimated at the date of grant using the Black-Scholes model with the following assumptions: expected divided yield
- 0, expected stock price volatility - 22%,risk-free interest rate: 1996 - 5.34% and expected life of options - 4 years.

Under the incentive compensation plan, as of July 31, 1997, 31,000 common shares are outstanding which were issued to key executives in 1987 and 1988. These shares are subject to restricted stock agreements which provide that the shares will vest ratably over periods through 2001. Such shares are subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. The fair value of the shares on the dates of issuance is being charged to operations as compensation during the period the restrictions remain in effect. At July 31, 1997, 121,000 shares were available under the plan.


NOTE 7--PENSION PLANS

The Company has non-contributory defined benefit pension plans covering all employees who have completed six months of service, have attained age twenty and one-half and are not covered by union-sponsored plans. The benefits are based on years of service and the employee's compensation during the last 60 months of employment. The pension plans are funded to accumulate sufficient assets to provide for accrued benefits. In addition, contributions are made to multi-employer plans which provide defined benefits to union employees.

A summary of the components of net periodic pension cost for the defined benefit plans for the three years ended July 31, 1997 and total contributions charged to pension expense for the union-sponsored plans follows (in thousands):


						1997       1996        1995

      Service cost-benefits earned
	during the year                        $1,681     $1,729      $1,813
      Interest cost on projected benefit
	obligation                              2,246      1,985       1,961
      Actual return on plan assets             (2,021)    (1,866)     (1,723)
      Net amortization and deferral               211        144         253
      NET PENSION COST OF DEFINED BENEFIT
	PLANS                                   2,117      1,992       2,304
      UNION-SPONSORED PLANS                       335        319         287
      TOTAL PENSION EXPENSE                    $2,452     $2,311      $2,591


The following table sets forth the funded status and amounts recognized in the consolidated balance sheet at July 31, for the defined benefit pension plans (in thousands):
			       1997                  1996
			   Plans Whose     Plan Whose     Plan Whose
			   Assets Exceed   Assets Exceed  Accumulated
			   Accumlated      Accumulated    Benefits
			   Benefits        Benefits       Exceed Assets
Actuarial present value of
 benefit obligations:

 Vested benefit obligation  $ (27,641)      $ (22,241)      $(2,160)
 Accumulated benefit
  obligation                $ (27,967)      $ (22,993)      $(2,163)
 Projected benefit
  obligation                $ (31,141)      $ (25,520)      $(2,163)

 Plan assets, consisting
  primarily of U.S.
  treasury notes, other
  U.S. agency issues,
  guaranteed insurance
  contracts and corporate
  investments, at fair
  value                        27,404          23,010         1,864

Projected benefit obligation
 (in excess of)plan assets     (1,737)         (2,510)         (299)
Unrecognized prior service cost   280             223           114
Unrecognized net loss           5,586           5,338           392
Unrecognized net asset at
 August 1, 1987; net of
 amortization                    (484)           (514)          (57)

Net pension asset
 recognized in the consolidated
 balance sheet                 $3,645          $2,537          $150

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4% and 8.3% and 4%, respectively, at July 31, 1997 and 1996. The expected long-term rate of return on plan assets was 8.0% in 1997, 1996 and 1995, respectively.


NOTE 8--QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of continuing operations for the years ended July 31, 1997 and 1996:

						     Fiscal 1997
						 Three Months Ended
				  October 31  January 31    April 30  July 31
				  (Thousands of Dollars Except Per Share Data)

Net sales                        $82,577      $84,242      $95,306  $102,079

Gross profit                     $23,421      $25,787      $29,110  $ 28,807

       Income from
	 continuing operations   $ 1,451      $ 1,748      $ 2,236   $ 2,479(1)
Per share:
  Primary                        $   .14      $   .16      $   .21   $   .23(1)

  Fully diluted                  $   .11      $   .13      $   .15   $   .16


						     Fiscal 1996
						  Three Months Ended
				 October 31   January 31  April 30  July 31
				  (Thousands of Dollars Except Per Share Data)


Net sales                        $77,373      $82,243     $85,617   $75,902

Gross profit                     $21,588      $22,977     $25,058   $22,034

       Income from
	 continuing operations   $ 1,354      $ 1,389     $ 1,460   $   428

Per share:
  Primary                        $   .13      $   .13     $   .14   $   .04

  Fully diluted                  $   .11      $   .12     $   .10   $   .04


(1) Includes write-off of $1,500,000 relating to litigation, $.09 per share and $767,000 income tax credit relating to realization of prior year capital loss not previously recorded , $.07 per share (see Notes 9(a) and 3).


NOTE 9--OTHER ITEMS

a. On January 17,1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee & Tea Company, a leading roaster and distributor of coffees to hotels, restaur-ants and institutions on the East Coast for approximately $8,000,000 which includes $1,500,000 for contingent payments. The acquisition is being accounted for as purchase. The excess of cost over net assets acquired (approximately $4,100,000) is being amortized over a period of 40 years using the straight-line method. The pro forma effects on the Company's operations as if this business had been acquired on August 1, 1995 are not material.


b. Receivables other than trade at July 31, 1997 and 1996 amount to $576,000 and $2,418,000, respectively. See Note 9(d).

c.  Other assets and deferred charges consist of (in thousands):

    July 31,                                               1997          1996

Deferred financing costs (1)                              $2,460        $2,896
Non-compete agreements, net                                1,424         2,766
Trademarks, net                                            5,207         4,542
Customer lists, net                                        3,512         4,666
Due from co-packer                                         1,711         3,375
Prepaid pension expense                                    3,705         2,924
Other                                                      5,780         5,807
							 $23,799       $26,976



(1) Being amortized over the terms of the related indebtedness (see Note 2).

d. In connection with closing a business and termination of a pension plan the Company paid a liability for an underfunded pension plan of approximately $1,500,000 and recorded a similar amount receivable at July 31, 1994 from the previous owner of such business pursuant to certain provisions of the acquisition agreement. The previous owner of the business is contesting the liability to the Company and the Company has commenced litigation seeking collection of such amount. On August 8, 1997 the United States District Court Southern District of New York granted the previous owner's motion for summary judgment. The Company has appealed the decision to the Second Circuit. However, due to the uncertainty surrounding the outcome of such appeal and in light of the aforementioned decision, the Company has written-off the $1,500,000 due from theprevious owner. Such amount is included in other deductions in fiscal 1997.

e. In fiscal 1996, other income includes $460,000 from the sale of real estate. In fiscal 1995, other income includes $589,000 from the sale of a former manufacturing plant.

NOTE 10 -- INDUSTRY SEGMENT INFORMATION

The Company's financial information by industry segment for 1997, 1996 and 1995 may be found immediately after "Managements Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


SELECTED FINANCIAL DATA
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

					      YEAR ENDED JULY 31
			    1997        1996       1995        1994      1993
			(Dollar Amounts in Thousands, Except Per Share Amounts)

Net sales                 $364,204   $321,135    $326,141   $263,511   $251,641
Income from
  continuing operations      7,914      4,631       6,738      8,243      1,062
Working capital             99,086     87,053      89,612     81,590     72,022
Working capital ratio     4.5 to 1   4.7 to 1    4.3 to 1   3.6 to 1   3.8 to 1
Total assets               217,330    199,435     207,005    208,807    195,304
Long-term debt             106,066    105,235     106,569    110,427    108,092
Stockholders' equity        71,881     63,487      64,937     58,262     52,985
Per common share (1):
 Income from
   continuing operations       .74        .43         .63        .76        .10
 Stock dividends declared                              3%         3%         3%

 Stockholders' equity         6.70       5.91        6.05       5.43       4.84


 (1) Per share data has been retroactively adjusted for a 3% stock dividend in July 1995, 1994 and 1993.


FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in the letter of the President and Chief Executive Officer and Chairman of the Board and elsewhere in the Company's Annual Report to Shareholders, constitute "forward looking statements" within the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the availability of green coffee; green coffee prices; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence of or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for Quikava outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs;
changes in or the failure to comply with government regulations; construction costs and other factors.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The discussion and analysis that follows relates solely to continuing operations of the Company.

In January 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee and Tea Company ("Ireland"). The business of Ireland consists of roasting and distributing coffees to hotels, restaurants and institutions on the East Coast.

Net sales from beverage products increased $41,254,000 or 13% for the year ended July 31, 1997, compared to the prior year. The increase was primarily due to a 15% increase in coffee pounds sold. Operating profits from beverage products were $23,498,000, an increase of 41% for the year ended July 31, 1997 compared to the prior year. The increase resulted primarily from increased gross margins and the operations of Ireland from date of acquisition, partially offset by increased selling, general and administrative expenses. Increased gross margins were primarily due to increased coffee pounds sold and a decrease in the average cost of green coffee. During the year ended July 31, 1997 prices for green coffee ranged from a high of $3.15 to a low of $1.03 per pound. Selling, general and administrative expenses increased primarily due to increased advertising, brokerage and data processing costs and salaries. Certain of the Company's selling expenses vary with the number of pounds sold, therefore selling expense has increased in 1997 compared to 1996.

Net sales of Quikava company operated shops increased to $3,737,000 for the year ended July 31, 1997 from $1,922,000 in the prior year. Quikava's future lies in its ability to franchise the concept, thereby generating royalty income on franchise sales ($2,437,000 in 1997 versus $1,747,000 in 1996) plus initial franchise fees to cover expenses for headquarters. Company operated shops have opened in new markets to generate potential franchisee interest and gain exposure to the concept. Operating losses increased to $1,998,000 for the year ended July 31, 1997 compared to $1,649,000 in the prior year. The increase in operating losses consists primarily of increased headquarters' expenses (primarily payroll and related expenses for franchising infrastructure and pre-opening costs) and increased shop level losses (primarily due to the number of shops open less than 12 months), partially offset by increased royalty income on increased franchisee sales. The first year shops opening in new markets with lack of brand recognition resulted in slower sales growth and greater shop level losses than established comparable shops.

Income from continuing operations was $7,914,000 or $.74 per share for the year ended July 31, 1997, compared to $4,631,000 or $.43 per share for the prior year. The difference was primarily due to increased operating profits from beverage products and to a lesser extent increased interest income (resulting from increased invested funds in the early part of fiscal 1997) and reduced interest expense (resulting from lower amounts of debt outstanding), partially offset by increased income taxes and increased operating losses from Quikava. Increased income taxes are primarily attributable to increased income before income taxes, partially offset by realization of prior year capital loss not previously recorded. Net income for 1997 is the same as the results from continuing operations. Net income for 1996 is net of a loss from discontinued operations of $6,167,000 or $.57 per share (see Note 4 of Notes to Consoli-dated Financial Statements).

Net sales from beverage products decreased $6,046,000 or 1.9% for the year ended July 31, 1996, compared to the prior year. The decrease in net sales was due to a decrease in the average selling price of coffee, partially offset by a 16% increase in coffee pounds sold. Operating profits from beverage products were $16,708,000, a decrease of 12% for the year ended July 31, 1996, compared to $19,075,000 for the prior year. The decrease resulted primarily from decreased gross margins. Decreased gross margins were due to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee, partially offset by inceased coffee pounds sold. During the year ended July 31, 1996, prices for green coffee ranged from a high of $1.54 per pound to a low of $.91 per pound. Selling, general and administrative expenses were slightly lower than the prior year, with decreases in advertising, coupon, payroll and payroll related expenses partially offset by increased brokerage and delivery costs.

Net sales of Quikava increased to $1,922,000 for the year ended July 31, 1996 from $882,000 in the prior year. Operating losses increased to $1,649,000 for the year ended July 31, 1996 compared to $870,000 in the prior year. The increase in operating losses was substantially attributable to increased headquarters' expense (primarily payroll and related expenses) and store level losses (primarily attributable to first year stores), partially offset by increased royalty income on increased franchisee sales ($1,747,000 in 1996 versus $1,232,000 in 1995).

Income from continuing operations was $4,631,000 or $.43 per share for the year ended July 31, 1996, compared to $6,738,000 or $.63 per share for the prior year. The difference was primarily due to decreased operating profits from beverage products and increased operating losses from Quikava, partially offset by decreased income taxes (primarily due to decreased income before income taxes).

General inflation has been relatively low for the last several years; however, green coffee prices have changed significantly during fiscal 1997, 1996 and 1995. While the Company manages its inventory to have rapid turnover, the changes in green coffee prices have required the Company to carry higher inventories (dollars) than it might otherwise have done in a more stable green coffee market and impacted the Company's gross profit percentage.



LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1997, working capital was approximately $99,000,000 and the ratio of current assets to current liabilities was 4.5 to 1.

As of July 31, 1997, the Company had unused borrowing capacity of approximately $28 million under its credit facilities of $40 million with Fleet Bank N.A. and The Chase Manhattan Bank (see Note 2 of Notes to Consoli-dated Financial Statements).

The Company plans on expanding its Quikava franchised operations, which are currently operating in 9 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales.
Total Quikava store level operations are not currently profitable but are being offset by franchise income and, in addition, Quikava headquarters' expenses of approximately $1,400,000 on an annual basis are not being absorbed.

The Company believes that its cash flow from operations, its cash equivalents and its revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.


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

The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In July 1989 the refusal of certain countries to participate in the quota system resulted in the dissolution of the agreement and a drop in the prices of coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC") and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the 1994 frosts in Brazil discussed below. Nonetheless, the ACPC met in November 1994 and resolved to sustain green coffee bean prices. In Janaury 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green coffee year.
The Company is unable to predict whether the ACPC will be successful in achieving its goals. Based on published statistics the supplies of green coffees held by consumers (roasters and buyers) are currently, near historically low levels.

Brazil, the world's largest coffee producer, experienced frosts in June and July of 1994 which reportedly damaged approximately 40% of the green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil. In the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee beans which carried over into the first three quarters of 1995. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee bean prices that resulted from the Brazilian frosts. Subsequent to such period through January 1997, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the June and July 1994 Brazilian frosts. In February 1997, green coffee bean prices began to rise significantly reaching a high of $3.18 per pound in May 1997. This bull market was somewhat unique in that the fundamental cause was very tight stocks of arabica coffee in consuming countries. Historically, bull markets have been the direct result of weather developments in Brazil, specifically cold weather and drought that damages the following crop. Subsequent to May 1997, the green coffee market has been in the $1.60 to $2.10 range.

The Company is unable to predict weather events in particular countries that may adversely affect coffee supplies and price. Except for late 1994 and early 1995, the Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross margins. The
Company cannot predict whether it will be able to pass inventory price increases through to its customers in full in the future.

A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining precentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen though which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facilities and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee beans from any particular country.

Retail Customers are very price-sensitive about the purchase of coffee in supermakets. When retail prices increase dramatically, takeaway declines and consumers switch to less expensive brands and high yield roasts. Likewise, Food Service Customers in times of price increase tend to stretch the use of inventory.


SEGMENT INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

						    Year Ended July 31
				   1997             1996          1995
						  (Amounts in Thousands)

Net sales - beverage products    $360,467       $ 319,213       $325,259
Net sales - Quikava                 3,737           1,922            882
				 $364,204       $ 321,135       $326,141
Rental revenues                  $  2,091       $   2,156       $  2,061

Operating profit\(loss):
    Beverage products            $ 23,498       $  16,708        $19,075
    Quikava                        (1,998)         (1,649)          (870)
    Real estate                       140             671            490
    Eliminations                     (393)           (625)          (423)
				 $ 21,247        $ 15,105        $18,272

Identifiable assets:
    Beverage products            $186,304        $152,168       $163,595
    Quikava                         4,835           4,720          1,971
    Real estate                     9,356           9,493          9,564
    Corporate                      16,835          33,054         31,875
				 $217,330        $199,435       $207,005
Depreciation and amortization:
    Beverage products             $ 6,843         $ 6,006        $ 5,515
    Quikava                           366             197             81
    Corporate                         177             177            203
				  $ 7,386         $ 6,380        $ 5,799
Capital expenditures:
    Beverage products             $ 5,154         $ 4,831        $ 6,224
    Quikava                           953           2,566            309
    Corporate                          17              14             14
				  $ 6,124         $ 7,411        $ 6,547



The beverage products segment is engaged in the (a) roasting, packing and marketing of regular, instant, decaffeinated and specialty coffees and (b) packing and marketing of regular and decaffeinated tea for sale to Retail, Foodservice and Private Label customers. Additionally, other related food products are marketed and sold to Foodservice customers. Quikava operations feature a full assortment of specialty coffee beverages and a varitey of freshly prepared foods and baked goods specifically suited for in-car consumption. See Note 4 of Notes to Consolidated Financial Statements for discontinued cafe operations. Operations of real estate represent rental and other income principally from the Company's original restaurant facilities.

All of the Company's operations are located in the United States. Export sales are not significant.

Identifiable assets under the caption "Corporate" include (1) cash and cash equivalents, investments in marketable securities and short-term investments of $3,781,000 (1997), $15,180,000 (1996) and $14,425,000 (1995) and (2) net
assets of discontinued operations of $895,000 (1997), $941,000 (1996) and $3,814,000 (1995).




CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
COMMON SHARE PRICES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CHF. The Company has approximately 14,000 shareholders of record as of October 8, 1997.

					1997                      1996

				    High     Low               High    Low

    1st Quarter                     5 3/8    4 5/8             6 3/4   5 7/8
    2nd Quarter                     5 3/8    4 5/8             6 1/8   5 1/8
    3rd Quarter                     6 1/8    5 1/8             5 1/2   4 3/4
    4th Quarter                     7 7/16   5 5/8             5 1/4   4 5/8



Pursuant to certain provisions of a revolving credit and term loan agreement, the Company may not declare or pay any dividend (except for stock dividends).




Item 14(d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

  Column A                 Column B    Column C           Column D     Column E
				       Additions
			   Balance at  Charged to                       Balance
			   Beginning   Costs and          Deductions    at End
Description                of Period   Expenses   Other      (1)      of Period

Year ended July 31, 1997:
 Allowance for doubtful
  accounts and discounts  $1,133,000  $2,440,846         $2,151,846  $1,422,000

Year ended July 31, 1996:
 Allowance for doubtful
  accounts and discounts  $1,251,000  $2,315,902         $2,433,902  $1,133,000

Year ended July 31, 1995:
 Allowance for doubtful
  accounts and discounts  $  928,000  $2,597,705         $2,274,705  $1,251,000





(1) Discounts taken by customers and uncollectible accounts written-off, net of recoveries.



EXHIBIT 11 - STATMENT RE: COMPUTATION OF PER SHARE EARNINGS

					  YEAR ENDED JULY 31,
				1997             1996             1995
					(AMOUNTS IN THOUSANDS,
					EXCEPT PER SHARE DATA)
PRIMARY
  AVERAGE SHARES OUTSTANDING  10,736           10,736             10,736
  INCOME FROM CONTINUING
  OPERATIONS                  $7,914           $4,631             $6,738
  NET INCOME/(LOSS)           $7,914          $(1,536)            $4,863
  PER SHARE AMOUNTS:
  INCOME FROM CONTINUING
  OPERATIONS                    $.74             $.43               $.63
  NET INCOME/(LOSS)             $.74            $(.14)              $.45
FULLY DILUTED
  AVERAGE SHARES OUTSTANDING  10,736           10,736             10,736
  ASSUMED CONVERSION OF
  CONVERTIBLE DEBENTURES      11,821           11,821             11,821
     TOTAL                    22,557           22,557             22,557
  INCOME FROM CONTINUING
   OPERATIONS                 $7,914           $4,631             $6,738
  ADD CONVERTIBLE DEBENTURES
  INTEREST AND AMORTIZATION
  OF DEFERRED CHARGES, NET
  OF INCOME TAXES              4,392            4,386              4,670
     TOTAL                   $12,306           $9,017            $11,408
  NET INCOME/(LOSS)           $7,914          $(1,536)            $4,863
  ADD CONVERTIBLE DEBENTURES
  INTEREST AND AMORTIZATION
  OF DEFERRED CHARGES, NET
  OF INCOME TAXES              4,392            4,452              4,670
     TOTAL                   $12,306           $2,916             $9,533
  PER SHARE AMOUNTS:
  INCOME FROM CONTINUING
  OPERATIONS                    $.55             $.40               $.51
  NET INCOME                    $.55             $.13               $.42

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

As of October 13, 1997, the Company had directly and indirectly the following active subsidiaries, all of which are included in the Company's consolidated financial statements furnished herewith:

    Subsidiaries of
Chock full o'Nuts Corporation

Chock Realty Corporation     California         100%
Cain's Coffee Co.            Delaware           100%
Cain's Holding Company       Delaware           100%
Quikava, Inc.                Massachusetts      100%

Exhibit 27 - FINANCIAL DATA SCHEDULE

Appendix A to item 601 (c) of Regulation S-K
(Article 5 of Regulation S-X
Chock full o'Nuts Corporation and Subsidiaries)

Item Number     Item Description                              Amount

5-02 (1)        Cash and cash items                        $ 4,585,633
5-02 (2)        Marketable securities                            -0-
5-02 (3)(a)(1)  Notes and accounts receivable - trade       38,976,412
5-02 (4)        Allowances for doubtful accounts             1,422,000
5-02 (6)        Inventory                                   82,951,688
5-02 (9)        Total current assets                       127,728,954
5-02 (13)       Property, plant and equipment               98,609,466
5-02 (14)       Accumulated depreciation                    49,933,489
5-02 (18)       Total assets                               217,509,966
5-02 (21)       Total current liabilities                   28,642,798
5-02 (22)       Bonds, mortgages and similar debt          106,065,753
5-02 (28)       Preferred stock - mandatory redemption           -0-
5-02 (29)       Preferred stock - no mandatory redemption        -0-
5-02 (30)       Common stock                                 2,802,767
5-02 (31)       Other stockholders' equity                  69,078,570
5-02 (32)       Total liabilities and stockholders' equity 217,509,966
5-03 (b) 1 (a)  Net sales of tangible products             364,203,601
5-03 (b) 1      Total revenues                             366,294,908
5-03 (b) 2 (a)  Cost of tangible goods sold                257,078,504
5-03 (b) 2      Total costs and expenses applicable to
		sales and revenues                         259,029,641
5-03 (b) 3      Other costs and expenses                         -0-
5-03 (b) 5      Provision for doubtful accounts and notes    2,440,846
5-03 (b) (8)    Interest and amortization of debt            8,599,963
5-03 (b) (10)   Income before taxes and other items         12,212,392
5-03 (b) (11)   Income tax expense                           4,298,000
5-03 (b) (14)   Income/loss continuing operations            7,914,392
5-03 (b) (15)   Discontinued operations                          -0-
5-03 (b) (17)   Extraordinary items                              -0-
5-03 (b) (18)   Cumulative effect - changes in
		accounting principles                            -0-
5-03 (b) (19)   Net income or loss                           7,914,392
5-03 (b) (20)   Earnings per share - primary                       .74
5-03 (b) (20)   Earnings per share - fully diluted                 .55