Form 10-Q
period 1997-10-31
CHOCK FULL O NUTS CORP
filed 1997-12-15
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

		Washington, D.C. 20549
		FORM 10-Q

	       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   October 31, 1997   Commission File Number   1-4183



	      CHOCK FULL O' NUTS CORPORATION
(Exact Name of Registrant As Specified In Its Charter)



New York                                  13-0697025
(State or Other Jurisdiction of        (I.R.S. Employer
Incorporation of Organization)          Identification No.)



370 Lexington Avenue, New York, N.Y.           10017
(Address of Principal Executive Offices)      (Zip Code)


Registrant's Telephone Number,including Area Code (212)532-0300
	     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
	     Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					     Yes   X       No



No. of Shares of Common Stock ($.25 par value) outstanding as of December 10, 1997 - 10,741,050


CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

INDEX

							 Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets -
October 31, 1997 and July 31, 1997                     1 & 2 of 12

Unaudited Condensed Consolidated Statements of Income-
Three Months Ended October 31, 1997 and 1996               3 of 12

Unaudited Condensed Consolidated Statements of Cash Flows -
Three Months Ended October 31, 1997 and 1996               4 of 12

Unaudited Condensed Consolidated Statement of Stockholders'
Equity - October 31, 1997                              5 & 6 of 12

Notes to Unaudited Condensed Consolidated Financial
Statements - October 31, 1997                          7 & 8 of 12


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations      9,10 & 11 of 12


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

					   October 31,             July 31,
					       1997                   1997
					   (Unaudited)              (Note)

ASSETS
Current assets:

Cash and cash equivalents               $ 6,488,857                $4,585,633

Receivables, principally
 trade, less allowances
 for doubtful accounts and
 discounts of $1,420,000
 and $1,422,000                          43,614,656                37,554,412

Inventories                              69,952,974                82,951,688

Prepaid expenses and other                8,082,991                 2,457,221

	Total current assets            128,139,478               127,548,954

Property, plant and
 equipment - at cost      $ 99,840,505               $ 98,609,466

Less allowances for
depreciation and
amortization               (51,601,849)  48,238,656   (49,933,489) 48,675,977

Real estate held for
development or sale,
at cost                                   2,217,223                 7,635,427

Other assets and deferred
charges                                  24,341,689                23,799,057

Excess of cost over net
 assets acquired                          9,593,664                 9,670,551
				       $212,530,710              $217,329,966


Note:   The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.




CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

						October 31,         July 31,
						 1997                 1997
						(Unaudited)          (Note)

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities:

 Current portion of long-term
  debt                                       $  3,750,000        $    766,000

 Accounts payable                              11,207,594          13,590,697

 Accrued expenses                              10,512,612          12,148,313

  Income taxes                                  2,330,990           1,957,788

     Total current liabilities                 27,801,196          28,462,798

Long-term debt, excluding current
 portion                                      101,224,599         106,065,753

Other non-current liabilities                   3,271,924           3,265,078

Deferred income taxes                           7,655,000           7,655,000

Stockholders' equity:
 Common stock, par value $.25 per
  share;
 Authorized 50,000,000 shares:
 Issued 11,216,572 and 11,211,068
  shares                                        2,804,143           2,802,767
 Additional paid-in-capital                    51,397,859          51,357,008
 Retained earnings                             26,917,038          25,349,146
 Cost of 475,522 shares in treasury            (6,573,719)         (6,573,719)
 Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan                               (1,967,330)         (1,053,865)
       Total stockholders' equity              72,577,991          71,881,337
					     $212,530,710        $217,329,966


Note:   The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


				   Three Months Ended October 31,
				       1997              1996
Revenues:
  Net sales                       $108,275,295       $ 82,576,510
  Rentals from real estate             514,579            522,884

				   108,789,874         83,099,394

Cost and expenses:
  Cost of sales                     81,535,083         59,155,200
  Selling, general and
    administrative expenses         21,977,843         19,240,819
  Expenses of real estate              393,552            424,298
				   103,906,478         78,820,317
     Operating profit                4,883,396          4,279,077

Interest income                         62,076            318,434

Interest expense                    (2,189,594)        (2,139,469)

Other (deductions)/income - net        (33,987)            16,518

    Income before income taxes       2,721,891          2,474,560
Income taxes                         1,154,000          1,024,000
    Net income                      $1,567,891         $1,450,560

Income per share:
    Primary                               $.15               $.14

    Fully diluted                         $.12               $.11





See notes to unaudited condensed consolidated financial statements.

3 of 12



CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

					 Three months Ended October 31,
					      1997              1996
Operating Activities:
 Net income                              $ 1,567,892       $ 1,450,560
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization of
  property, plant and equipment            1,668,360         1,750,108
  Amortization of deferred compensation
  and deferred charges                     1,190,890         1,091,923
  Other, net                                (320,528)         (201,948)
  Changes in operating assets and
  liabilities:
    (Increase) in accounts receivable     (6,057,965)       (1,659,740)
     Decrease in inventory                12,998,714         6,499,068
    (Increase) in prepaid expenses          (215,992)         (163,361)
    (Decrease) in accounts payable, accrued
      expenses and income taxes           (3,645,602)         (856,598)
NET CASH PROVIDED BY OPERATING ACTIVITIES  7,814,154         7,910,012
Investing Activities:
 Purchases of marketable securities           (5,535)          (31,494)
 Purchases of property, plant and
  equipment                               (1,231,039)       (1,507,682)
NET CASH (USED IN) INVESTING ACTIVITIES   (1,236,574)       (1,539,176)
Financing Activities:
 (Payments of)/proceeds from long-term
  debt, net                               (1,814,154)          189,423
 (Advances to)/proceeds from co-packer,
  net                                     (1,231,817)        1,148,947
 Loan to employees' stock ownership plan  (1,000,000)
NET CASH (USED IN)/PROVIDED BY FINANCING
 ACTIVITIES                               (4,045,971)        1,338,370
 Increase in Cash and Cash Equivalents     1,903,224         7,709,206
 Cash and Cash Equivalents at Beginning
  of Period                                4,585,633        16,293,783
 Cash and Cash Equivalents at End of
  Period                                 $ 6,488,857       $24,002,989


See notes to unaudited condensed financial statements.




4 of 12




CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


						 Common Stock
				       Issued                 In Treasury
				       Shares   Amount     Shares   Amount
						In Thousands

Balance at July 31, 1997               11,211   $2,803       476    $6,574
Net income
Conversion of debentures                    6        1
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock
      ownership plan
Balance at October 31, 1997            11,217   $2,804       476    $6,574







See notes to unaudited condensed consolidated financial statements.



5 of 12



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


				    Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						     In Thousands

Balance at July 31, 1997             $1,054            $51,357      $25,349
Net income                                                            1,568
Conversion of debentures                                                 41
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                       (87)
    Loan to employees' stock
     ownership plan                   1,000
Balance at October 31, 1997          $1,967            $51,398      $26,917





See notes to unaudited condensed consoliated financial statements.



							6 of 12



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 1997
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.


(B) Primary per share data is based on the weighted average number of common shares outstanding of 10,738,000 and 10,736,000 for the three months ended October 31, 1997 and 1996, respectively. Fully diluted per share data, assuming conversion of debentures, is based on 22,556,000 shares outstanding for the three months ended October 31, 1997 and 1996.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				      October 31,       July 31,
					1997              1997
	Finished goods                $41,544,268     $41,747,129
	Raw materials                  22,998,559      36,412,728
	Supplies                        5,410,147       4,791,831
				      $69,952,974     $82,951,688

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Capital Corporation and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through November 30, 1998 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.5% at October 31, 1997) on all such loans is equal to the prime rate or at the Company's option the London Interbank Offering Rate plus 1.75%, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($10,000,000 at October 31, 1997) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.


7 of 12


(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $1,268,000.

(F) In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company believes adoption of Statement No. 128 will not have a material impact on earnings per share information currently presented.

(G) On November 19, 1997, the Company consummated the sale of one of its downtown Manhattan properties for $6,900,000. The sale will result in an after tax gain of approximately $725,000 or $.07 per share to be recorded in the second quarter ending January 31, 1998. The cost of this property has been reclassified at October 31, 1997 to prepaid expenses and other current assets. The proceeds were used to reduce the Company's outstanding term loans.




8 of 12



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


In January 1997, the Company acquired substantially all of the assets and assumed substantially of the liabilities of Ireland Coffee and Tea Company ("Ireland"). The business of Ireland consists of roasting and distributing coffees to hotels, restaurants and institutions on the East Coast.

Net sales from beverage products increased to $107,268,000 or 31% for the three months ended October 31, 1997, compared to the comparable period of the prior year. The increase was primarily due to an increase in the average selling price of coffee and to a lesser extent a 7% increase in coffee pounds sold. Operating profits from beverage products were $5,197,000, an increase of 13% for the three months ended October 31, 1997 compared to the prior year's comparable period. The increase resulted primarily from increased gross margins and to a lesser extent the operations of Ireland, partially offset by increased selling, general and administrative expenses. Increased gross margins were primarily due to an increase in the average selling price of coffee greater than the increase in the average cost of green coffee and to a lesser extent increased coffee pounds sold. During the three months ended October 31, 1997 prices for green coffee ranged from a high of $2.11 to a low of $1.49 per pound. Selling general and administrative expenses increased primarily due to increased salaries, advertising and delivery costs. Certain of the Company's selling expenses vary with the number of pounds sold, therefore selling expense has increased in the 1997 quarter compared to the 1996 quarter.

Net sales of Quikava company operated shops increased to $979,000 for the three months ended October 31, 1997 from $805,000 in the comparable period of the prior year. Quikava's future lies in its ability to franchise the concept, thereby generating royalty income on franchise sales ($644,000 in 1997 versus $626,000 in 1996) plus initial franchise fees to cover expenses for headquarters. Company operated shops have been opened in new markets to generate potential franchise interest and gain exposure to the concept. Operating losses amounted to $435,000 for the three months ended October 31, 1997 compared to $438,000 in the comparable period of the prior year. The operating losses consist primarily of headquarters' expenses (primarily payroll and related expenses for franchising infrastructure and pre-opening costs in
1996) and increased shop level losses (primarily due to the number of shops open less than 12 months), partially offset by initial franchise fee income in 1997 and royalty income on franchisee sales. The first year shops opening in new markets with lack of brand recognition resulted in slower sales growth and greater shop level losses than established comparable shops.

Net income was $1,577,000 or $.15 per share for the three months ended October 31, 1997, compared to $1,451,000 or $.14 per share for the comparable period of the prior year. The difference was primarily due to increased operating profits from beverage products partially offset by decreased interest income (resulting from decreased invested funds), increased interest expense (resulting from greater amounts of debt outstanding) and increased income taxes. Increased income taxes are primarily attributable to increased income before income taxes.


						9 of 12

Liquidity and Capital Resources

As of October 31, 1997, working capital was approximately $100,000,000 and the ratio of current assets to current liabilities was 4.6 to 1.

As of October 31, 1997, the Company had unused borrowing capacity of approximately $28 million under its credit facilities of $40 million with Fleet Capital Corporation and The Chase Manhattan Bank (see Notes D and G of Notes to Unaudited Condensed Consolidated Financial Statements).

The Company plans on expanding its Quikava franchised operations, which are currently operating in 12 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales. Total Quikava store level opertions are not currently profitable but are being partially offset by franchise fee and royalty income and, in addition, Quikava headquarters' expenses of approximately $1,100,000 on an annual basis are not being absorbed.

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

The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In July 1989 the refusal of certain countries to participate in the quota system resulted in the dissolution of the agreement and a drop in the prices of coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC") and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the 1994 frosts in Brazil discussed below. Nonetheless, the ACPC met in November 1994 and resolved to sustain green coffee bean prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green coffee year. The Company is unable to predict whether the ACPC will be successful in achieving its goals. Based on published statistics the supplies of green coffees held by consumers (roasters and buyers) are currently, near historically low levels.

Brazil, the world's largest coffee producer, experienced frosts in June and July of 1994 which reportedly damaged approximately 40% of the green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil.
In the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee beans which carried over into the first three quarters of 1995. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee bean prices that resulted from the Brazilian frosts. Subsequent to such period through January 1997, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the June and July 1994 Brazilian frosts. In February 1997, green coffee bean prices began to rise significantly reaching a high of $3.15 per pound in May 1997. This bull market was somewhat unique in that the fundamental cause was very tight stocks of arabica coffee in consuming countries. Historically, bull markets have been the direct result of weather developments in Brazil, specifically cold weather and drought that damages the following crop. Subsequent to May 1997, the green coffee market has been in the $1.44 to $2.11 range.

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

A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen though which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facilities and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee beans from any particular country.

Retail Customers are very price-sensitive about the purchase of coffee in supermakets. When retail prices increase dramatically, takeaway declines and consumers switch to less expensive brands and high yield roasts. Likewise, FoodService Customers in times of price increase tend to stretch the use of inventory.



Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 5.    Other Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward looking statements" within the meaning of the Reform Act. Such forward looking statements involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the availability of green coffee; green coffee prices; competition; success of operating initiatives; development and operating costs, including green coffee prices; advertising and promotional efforts; brand awareness;
the existence of or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for Quikava outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations; construction costs and other factors.


Item 6.    Exhibits and Reports on Form 8-K

	     a)  Exhibits - Financial Data Schedule - Exhibit 27 - see below
	     b)  Reports on Form 8-K - none

						11 of 12


Appendix A to item 601 (c) of Regulation S-K

(Article 5 of Regulation S-X

Chock full o'Nuts Corporation and Subsidiaries)



Item Number                  Item Description                          Amount
5-02 (1)               Cash and cash items                        $  6,488,857
5-02 (2)               Marketable securities                      $     -0-
5-02 (3) (a) (1)       Notes and accounts receivable
			- trade                                   $ 45,034,656
5-02 (4)               Allowances for doubtful accounts           $  1,420,000
5-02 (6)               Inventory                                  $ 69,952,974
5-02 (9)               Total current assets                       $128,139,478
5-02 (13)              Property, plant and equipment              $ 99,840,505
5-02 (14)              Accumulated depreciation                   $ 51,601,849
5-02 (18)              Total assets                               $212,530,710
5-02 (21)              Total current liabilities                  $ 27,801,196
5-02 (22)              Bonds, mortgages and similar debt          $101,224,599
5-02 (28)              Preferred stock - mandatory redemption           -0-
5-02 (29)              Preferred stock - no mandatory redemption        -0-
5-02 (30)              Common stock                               $  2,804,143
5-02 (31)              Other stockholders' equity                 $ 69,773,848
5-02 (32)              Total liabilities and stockholders'equity  $212,530,710
5-03 (b) 1 (a)         Net sales of tangible products             $108,275,295
5-03 (b) 1             Total revenues                             $108,789,874
5-03 (b) 2 (a)         Cost of tangible goods sold                $ 81,535,083
5-03 (b) 2             Total costs and expenses applicable to
			sales and revenues                        $103,906,478
5-03 (b) 3             Other costs and expenses                   $     -0-
5-03 (b) 5             Provision for doubtful accounts and notes  $    547,000
5-03 (b) (8)           Interest and amortization of debt          $  2,189,594
5-03 (b) (10)          Income before taxes and other items        $  2,721,891
5-03 (b) (11)          Income tax expense                         $  1,154,000
5-03 (b) (14)          Income/loss continuing operations          $  1,567,891
5-03 (b) (15)          Discontinued operations                           -0-
5-03 (b) (17)          Extraordinary items                               -0-
5-03 (b) (18)          Cumulative effect - changes in
			accounting principles                            -0-
5-03 (b) (19)          Net income or loss                         $  1,567,891
5-03 (b) (20)          Earnings per share - primary               $    .15
5-03 (b) (20)          Earnings per share - fully diluted         $    .12








SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



						CHOCK FULL O' NUTS CORPORATION
						    (Registrant)





December 11, 1997
						Marvin I. Haas
						President and Chief Executive
						Officer



December 11, 1997
						Howard M. Leitner
						Senior Vice President and
						Chief Financial and Accounting
						Officer


12 of 12
??