Form 10-Q
period 1998-01-31
CHOCK FULL O NUTS CORP
filed 1998-03-16
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

		Washington, D.C. 20549

	       FORM 10-Q

		  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    January 31, 1998      Commission File Number 1-4183



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

							  Yes   X       No





No. of Shares of Common Stock ($.25 par value) outstanding as of March 13, 1998 - 10,741,050



	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX

								Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	January 31, 1998 and July 31, 1997                      1 & 2 of 14

	Unaudited Condensed Consolidated Statements of Income-
	Three Months Ended January 31, 1998 and 1997               3 of 14

	Unaudited Condensed Consolidated Statements of Income-
	  Six Months Ended January 31, 1998 and 1997                4 of 14

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Six Months Ended January 31, 1998 and 1997                  5 of 14

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	January 31, 1998                                        6 & 7 of 14

	Notes to Unaudited Condensed Consolidated Financial
	Statements - January 31, 1998                           8 & 9 of 14

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations    10,11 and 12 of 14


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                          13 of 14

Item 4. Submission of Matters to a Vote of Shareholders            13 of 14

Item 5. Other Information                                          13 of 14

Item 6. Exhibits and Reports on Form 8-K                           13 of 14

Signatures                                                         14 of 14

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

					       January 31,      July 31,
						  1998            1997
					       (Unaudited)       (Note)

ASSETS
Current assets:

  Cash and cash equivalents                $11,721,399          $  4,585,633

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,584,000
   and $1,422,000                         40,339,772              37,554,412

  Inventories                             74,306,042              82,951,688

  Prepaid expenses and other               3,166,848               2,457,221

	Total current assets             129,534,061             127,548,954

Property, plant and
 equipment - at cost      $101,000,955              $98,609,466

  Less allowances for
   depreciation and
   amortization           (53,230,656)   47,770,299 (49,933,489)  48,675,977

Real estate held for
 development or sale, at cost             2,203,264                7,635,427

Other assets and deferred charges        23,572,126               23,799,057

Excess of cost over net
 assets acquired                          9,625,034                9,670,55
				       $212,704,784             $217,329,966


Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.










	1 of 14



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS



						  January 31,     July 31,
						     1998           1997
						  (Unaudited)      (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current portion of long-term debt             $  3,750,000   $   766,000

  Accounts payable                                15,264,241    13,590,697

  Accrued expenses                                 8,888,288    12,148,313

  Income taxes                                     1,924,488     1,957,788

     Total current liabilities                    29,827,017    28,462,798

Long-term debt, excluding current portion         97,036,837   106,065,753

Other non-current liabilities                      2,794,268     3,265,078

Deferred income taxes                              7,655,000     7,655,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,216,572 and 11,211,068 shares        2,804,143     2,802,767
  Additional paid-in-capital                      51,397,859    51,357,008
  Retained earnings                               29,602,508    25,349,146
  Cost of 475,522 shares in treasury              (6,573,719)   (6,573,719)
  Deferred compensation under stock bonus
    plan and employees' stock ownership plan      (1,839,129)   (1,053,865)
	  Total stockholders' equity              75,391,662    71,881,337

						$212,704,784  $217,329,966


Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.










	2 of 14

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



					    Three Months Ended January 31,
					      1998                    1997
Revenues:
  Net sales                            $102,124,053             $ 84,242,490
  Rentals from real estate                  551,135                  524,969
					102,675,188               84,767,459

Cost and expenses:
  Cost of sales                          75,594,751               58,455,236
  Selling, general and
    administrative expenses              21,720,183               21,114,737
  Expenses of real estate                   437,337                  444,179
					 97,752,271               80,014,152
     Operating profit                     4,922,917                4,753,307

Interest income                             179,610                  360,156
Gain on sale of real estate                                        1,281,698

Interest expense                         (1,942,453)              (2,126,938)
Other (deductions)/income - net              (2,302)                   1,964

    Income before income taxes            4,439,470                2,988,489
Income taxes                              1,754,000                1,240
    Net income                           $2,685,470               $1,748,489

Income per share:
    Basic                                      $.26                     $.17

    Diluted                                    $.17                     $.13





See notes to unaudited condensed consolidated financial statements.









3 of 14



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


					   Six Months Ended January 31,
					    1998                 1997
Revenues:
  Net sales                           $210,399,348         $166,819,000
  Rentals from real estate               1,065,714            1,047,853

				       211,465,062          167,866,853

Cost and expenses:
  Cost of sales                        157,129,834          117,610,436
  Selling, general and
    administrative expenses             43,698,026           40,355,556
  Expenses of real estate                  830,889              868,477
				       201,658,749          158,834,469
     Operating profit                    9,806,313            9,032,384

Interest income                            241,686              678,590
Gain on sale of real estate                                   1,281,698
Interest expense                        (4,132,047)          (4,266,407)
Other (deductions)/income - net            (36,289)              18,482

    Income before income taxes           7,161,361            5,463,049
Income taxes                             2,908,000            2,264,000
    Net income                          $4,253,361           $3,199,049

Income per share:
    Basic                                     $.41                 $.31

    Diluted                                   $.29                 $.24





See notes to unaudited condensed consolidated financial statements.









4 of 14








CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

						Six Months Ended January 31,
						   1998               1997
Operating Activities:
 Net income                                    $ 4,253,361         $ 3,199,049
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization of
  property,plant and equipment                   3,297,167           3,536,706
  Amortization of deferred compensation and
   deferred charges                              2,181,653           2,172,602
  Gain on sale of real estate                   (1,281,698)
  Other, net                                      (887,074)           (237,266)
  Changes in operating assets and liabilities:

    (Increase) in accounts receivable           (2,947,557)         (3,702,554)
     Decrease in inventory                       8,645,646           2,345,396
    (Increase)/decrease in prepaid expenses       (700,768)            459,566
    (Decrease) in accounts payable, accrued
      expenses and income taxes                 (1,619,781)         (2,416,856)
NET CASH PROVIDED BY OPERATING ACTIVITIES       10,940,949           5,356,643
Investing Activities:
 Proceeds from sale of real estate               6,685,941
 Acquisition of business                        (5,746,230)
 Purchases of marketable securities                 (8,859)            (34,026)
 Purchases of property, plant and equipment     (2,391,489)         (2,826,088)
NET CASH PROVIDED BY/(USED IN)INVESTING
 ACTIVITIES                                      4,285,593          (8,606,344)
Financing Activities:
 (Payments of)/proceeds from long-term debt,
  net                                           (6,001,916)          2,491,601
 (Advances to)/proceeds from co-packer, net     (1,088,860)          1,269,346
 Loan to employees' stock ownership plan        (1,000,000)
NET CASH (USED IN)/PROVIDED BY FINANCING
 ACTIVITIES                                     (8,090,776)          3,760,947
 Increase in Cash and Cash Equivalents           7,135,766             511,246
 Cash and Cash Equivalents at Beginning
  of Period                                      4,585,633          16,293,783
 Cash and Cash Equivalents at End of Period    $11,721,399         $16,805,029


See notes to unaudited condensed financial statements.


















5 of 14


CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


							    Common Stock
					      Issued         In Treasury
					   Shares  Amount  Shares   Amount

						       In Thousands

Balance at July 31, 1997                   11,211  $2,803  476     $6,574
Net income
Conversion of debentures                        6       1
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock
      ownership plan
Balance at January 31, 1998                 11,217  $2,804  476     $6,574










See notes to unaudited condensed consolidated financial statements.




























6 of 14

	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						 Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						   In
					       Thousands




Balance at July 31, 1997                $1,054        $51,357      $25,349
Net income                                                           4,254
Conversion of debentures                                   41
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortizatization                      (215)
    Loan to employees' stock
     ownership plan                      1,000
Balance at January 31, 1998             $1,839        $51,398        $29,603





See notes to unaudited condensed consoliated financial statements.































							7 of 14


	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 1998
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
	10-K for the year ended July 31, 1997.


(B) In 1997, the Financial Accounting Standards Board issued Statement of Finacial Accounting Standards No. 128, Earnings per Share. Statement 128 repaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

	Basic per share data is based on the weighted average number of common shares outstanding of 10,350,000 and 10,373,000 for the three and six months ended January 31, 1998, respectively, and 10,370,000 and 10,357,000 for the three and six months ended January 31, 1997, respectively. Diluted per share data, assuming conversion of debentures, is based on 22,082,000 and 22,121,000 shares outstanding for the three and six months ended January 31, 1998, respectively, and 22,190,000 and 22,177,000 shares outstanding for the three and six months ended January 31, 1997, respectively.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				      January 31,       July 31,
					1998             1997
	Finished goods               $47,759,421     $41,747,129
	Raw materials                 20,260,156      36,412,728
	Supplies                       6,286,465       4,791,831
				     $74,306,042     $82,951,688

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Capital Corporation and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through November 30, 1998 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.5% at January 31, 1998) on all such loans is equal to the prime rate or at the Company's option the London Interbank Offering Rate plus 1.75%, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($3,000,000 at January 31, 1998) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and
					  8 of 14

	coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

(E) Prepaid expenses and other on the unaudited condensed consolidated balance sheets includes deferred income taxes of $1,268,000.

(F) On November 19, 1997, the Company sold one of its downtown Manhattan properties for approximately $6,900,000. The sale resulted in a pre-tax gain of $1,282,000 or on an after tax basis approximately $750,000, $.07 per basic share and $.03 per diluted share. The proceeds from the sale were used to reduce outstanding bank indebtedness.











































						9 of 14

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

Net sales from beverage products increased to $101,275,000 or 21% for the three months ended January 31, 1998 compared to $83,393,000 for the comparable period of the prior year. The increase was primarily due to increases in the average selling price of coffee and to a lesser extent a 12.3% increase in coffee pounds sold. Operating profit from beverage products was $5,292,000 an increase of 2% for the three months ended January 31, 1998 compared to the prior year's comparable period. The increase for the three months resulted primarily from small increases in gross margins, partially offset by small increases in selling, general and administrative expenses. Increased gross margins were primarily due to increased pounds sold, partially offset by an increase in the average cost of green coffee greater than the increase in the average selling price of coffee. During the three months ended January
31, 1998 prices of green coffee ranged from a high of $1.88 to a low of $1.44 per pound. Selling, general and administrative expenses increased slightly, primarily due to increased salaries and advertising, partially offset by decreased coupon costs.

Net sales from beverage products increased to $208,543,000 or 26% for the six months ended January 31, 1998 compared to $165,150,000 for the comparable period of the prior year. The increase was primarily due to increases in the average selling price of coffee and to a lesser extent a 9.6% increase in coffee pounds sold. Operating profit from beverage products was $10,490,000 an increase of 7% for the six months ended January 31, 1998 compared to the prior year's comparable period. The increase for the six months ended January 31, 1998 resulted primarily from increased gross margins and to a lesser extent the operations of Ireland, partially offset by increased selling, general and administrative expenses. Increased gross margins were primarily due to increased coffee pounds sold and increased sales of allied products. The increase in the average selling price of coffee during the six months approximated the increase in the average cost of green coffee. During the six months ended January 31, 1998 prices for green coffee ranged from a high of $2.11 to a low of $1.44 per pound. Selling, general and administrative expenses increased primarily due to increased salaries, advertising and delivery costs, partially offset by reduced coupon costs. Certain of the Company's selling expenses vary with the number of pounds sold, therefore selling expense has increased in 1998 compared to the 1997 periods.

Quikava's growth plans involve franchising the concept, thereby generating initial franchise fees and continuing royalty income to cover headquarters' expenses. Franchise operated shop sales were $1,379,000 for six months ended January 31, 1998 versus $1,157,000, an increase of 19%, in the comparable 1997 period. Quikava company-operated shop sales were $1,590,000 for the six months ended January 31, 1998 compared to $1,501,000 in the comparable period of the prior year. Company operated shops generate potential franchise interest and gain exposure to the concept. Operating losses amounted to $919,000 for the six months ended January 31, 1998 compared to $958,000 in the comparable period of the prior year. The operating losses consist primarily of headquarters' expenses (primarily
			     10 of 14

payroll and related expenses for franchising infrastructure) and shop level losses, partially offset by initial franchise fee income in 1998 and royalty income on franchisee sales. The operating losses for the three months ended January 31, 1998 and 1997, respectively, were $484,000 and $520,000.

Net income was $2,685,000 ($.26 per basic share and $.17 per diluted share) for the three months ended January 31, 1998, compared to $1,748,000
($.17 per basic share and $.13 per diluted share) for the comparable period of the prior year. The difference was primarily due to the gain on sale of real estate and to a lesser extent increased operating profits from beverage products and decreased interest expense (resulting from reduced amounts of debt outstanding), partially offset by decreased interest income (resulting from decreased invested funds) and increased income taxes. Increased income taxes are primarily attributable to increased income before income taxes.

Net income was $4,253,000 ($.41 per basic share and $.29 per diluted share) for the six months ended January 31, 1998, compared to $3,199,000
($.31 per basic share and $.24 per diluted share) for the comparable period of the prior year. The difference was primarily due to the gain on sale of real estate ($.07 per basic share and $.03 per diluted share) and increased operating profits from beverage products and to a lesser extent reduced interest expense (resulting from reduced amounts of debt outstanding in the second quarter), partially offset by decreased interest income (resulting from decreased invested funds) and increased income taxes (attributable to increased income before income taxes).


Liquidity and Capital Resources

As of January 31, 1998, working capital was approximately $100,000,000 and the ratio of current assets to current liabilities was 4.3 to 1.

As of January 31, 1998, the Company had unused borrowing capicity of approximately $34 million under its credit facilities of $40 million with Fleet Capital Corporation and The Chase Manhattan Bank
(see Notes D and F of Notes to Unaudited Condensed Consolidated
Financial Statements).

The Company plans on expanding its Quikava franchised operations, which are curently operating in 27 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales.
Total Quikava store level opertions are not currently profitable but are being partially offset by franchise fee and royalty income and, in addition, Quikava headquarters' expenses of approximately $1,200,000 on an annual basis are not being absorbed.

The Company believes that its cash flow from operations, its cash equivalents and funds available under its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

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

The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In July 1989 the refusal of certain countries to
			      11 of 14

participate in the quota system resulted in the dissolution of the agreement and a drop in the prices of coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC") and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the 1994 frosts in Brazil discussed below. Nonetheless, the ACPC met in November 1994 and resolved to sustain green coffee bean prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green coffee year.
No further actions have been taken by the ACPC subsequent to that date.
The Company is unable to predict whether the ACPC will be successful in achieving its goals. Based on published statistics the supplies of green coffees held by consumers (roasters and buyers) are currently, near historically low levels.

Brazil, the world's largest coffee producer, experienced frosts in June and July of 1994 which reportedly damaged approximately 40% of the green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil. In the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee beans which carried over into the first three quarters of 1995. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee bean prices that resulted from the Brazilian frosts. Subsequent to such period through January 1997, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the June and July 1994 Brazilian frosts. In February 1997, green coffee bean prices began to rise significantly reaching a high of $3.15 per pound in May 1997. This bull market was somewhat unique in that the fundamental cause was very tight stocks of arabica coffee in consuming countries. Historically, bull markets have been the direct result of weather developments in Brazil, specifically cold weather and drought that damages the following crop. Subsequent to May 1997, the green coffee market has been in the $2.11 to $1.44 range.

The Company is unable to predict weather events in particular countries that may adversely affect coffee supplies and price. Except for late 1994 and early 1995, the Company generally has been able to pass green coffee price increases through to its customers, thereby maintaining its gross margins. The Company cannot predict whether it will be able to pass green coffee price increases through to its customers in full in the future.

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

Retail Customers are very price-sensitive about the purchase of coffee in supermakets and club stores. When retail prices increase dramatically, takeaway declines and consumers switch to less expensive brands and high yield roasts. Likewise, FoodService Customers in times of price increase tend to stretch the use of inventory.

						12 of 14

Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders' held on December 12, 1997, the Company's shareholders' elected Mark A. Alexander
(8,127,893 for 1,398,654 against), Jerry Columbus
(8,131,830 for 1,394,717 against), Howard M. Leitner
(8,129,473 for 1,397,074 against) and Henry Salzhauer
(8,500,000 for 1,000,000 against) as directors for a term of three years and ratified the appointment of independent auditors for 1998 with a vote of 9,264,381 for, 213,286 against and 48,873 abstained.

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


Item 6.    Exhibits and Reports on Form 8-K

	     a)  Exhibits - Financial Data Schedule - Exhibit 27 - see below
	     b)  Reports on Form 8-K - none
























						13 of 14
						SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOCK FULL O' NUTS CORPORATION
(Registrant)





March 12, 1998
Marvin I. Haas
President and Chief Executive Officer



March 12, 1998
Howard M. Leitner
Senior Vice President and
Chief Financial and Accounting Officer




































14 of 14