Form 10-Q
period 1998-04-30
CHOCK FULL O NUTS CORP
filed 1998-06-12
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    April 30, 1998      Commission File Number 1-4183



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

				    Yes   X       No





No. of Shares of Common Stock ($.25 par value) outstanding as of June 12, 1998 - 10,812,613



	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX

								 Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	April 30, 1998 and July 31, 1997                         1 & 2 of 14

	Unaudited Condensed Consolidated Statements of Income-
	Three Months Ended April 30, 1998 and 1997                   3 of 14

	Unaudited Condensed Consolidated Statements of Income-
	  Nine Months Ended April 30, 1998 and 1997                  4 of 14

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended April 30, 1998 and 1997                    5 of 14

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
	April 30, 1998                                           6 & 7 of 14

	Notes to Unaudited Condensed Consolidated Financial
	Statements - April 30, 1998                              8 & 9 of 14

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

Item 5. Other Information                                           13 of 14

Item 6. Exhibits and Reports on Form 8-K                            13 of 14

Signatures                                                          14 of 14



PART I. FINANCIAL INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

					    April 30,              July 31,
					       1998                  1997
					    (Unaudited)             (Note)

ASSETS
Current assets:

  Cash and cash equivalents               $12,964,665          $  4,585,633

  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,588,000
   and $1,422,000                          33,927,093              37,554,412

  Inventories                              71,323,948              82,951,688

  Prepaid expenses and other                3,169,856               2,457,221

	Total current assets              121,385,562             127,548,954

Property, plant and
 equipment - at cost      $102,412,436                $ 98,609,466

  Less allowances for
   depreciation and
   amortization            (54,928,397)   47,484,039  (49,933,489) 48,675,977

Real estate held for
 development or sale, at cost              2,189,304                7,635,427

Other assets and deferred charges         23,571,990               23,799,057

Excess of cost over net
 assets acquired                           9,553,608                9,670,551
					$204,184,503             $217,329,966


Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.





	1 of 14



CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



						 April 30,        July 31,
						   1998             1997
						(Unaudited)        (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current portion of long-term debt                             $   766,000

  Accounts payable                              $10,483,645      13,590,697

  Accrued expenses                                6,478,920      12,148,313

  Income taxes                                    2,175,992       1,957,788

     Total current liabilities                   19,138,557      28,462,798

Long-term debt, excluding current portion        98,018,065     106,065,753

Other non-current liabilities                     2,002,289       3,265,078

Deferred income taxes                             7,655,000       7,655,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,288,135 and 11,211,068 shares       2,822,034       2,802,767
  Additional paid-in-capital                     51,928,359      51,357,008
  Retained earnings                              30,915,263      25,349,146
  Cost of 475,522 shares in treasury             (6,573,719)     (6,573,719)
  Deferred compensation under stock bonus
    plan and employees' stock ownership plan     (1,721,345)     (1,053,865)
	  Total stockholders' equity             77,370,592      71,881,337

					       $204,184,503    $217,329,966


Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.




	2 of 14





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


					   Three Months Ended April 30,
					      1998              1997
Revenues:
  Net sales                             $ 95,895,503       $95,305,553
  Rentals from real estate                   453,296           523,218

					  96,348,799        95,828,771

Cost and expenses:
  Cost of sales                           70,869,138        66,195,704
  Selling, general and
    administrative expenses               20,950,921        23,588,807
  Expenses of real estate                    427,060           410,940
					  92,247,119        90,195,451
     Operating profit                      4,101,680         5,633,320

Interest income                              176,479           258,191
Interest expense                          (1,952,018)       (2,131,045)
Other (deductions)/income - net               (5,386)            4,565

    Income before income taxes             2,320,755         3,765,031
Income taxes                               1,008,000         1,529,000
    Net income                            $1,312,755        $2,236,031

Income per share:
    Basic                                       $.13              $.21

    Diluted                                     $.11              $.15





See notes to unaudited condensed consolidated financial statements.





3 of 14






CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


					     Nine Months Ended April 30,
					       1998               1997
Revenues:
  Net sales                                $306,294,851      $262,124,553
  Rentals from real estate                    1,519,010         1,571,071

					    307,813,861       263,695,624

Cost and expenses:
  Cost of sales                             227,998,972       183,806,140
  Selling, general and
    administrative expenses                  64,648,948        63,944,363
  Expenses of real estate                     1,257,948         1,279,417
					    293,905,868       249,029,920
     Operating profit                        13,907,993        14,665,704

Interest income                                 418,165           936,781
Gain on sale of real estate                   1,281,698
Interest expense                             (6,084,065)       (6,397,452)
Other (deductions)/income - net                 (41,675)           23,047

    Income before income taxes                9,482,116         9,228,080
Income taxes                                  3,916,000         3,793,000
    Net income                               $5,566,116        $5,435,080

Income per share:
    Basic                                          $.54              $.52

    Diluted                                        $.40              $.39





See notes to unaudited condensed consolidated financial statements.





4 of 14








CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

						Nine Months Ended April 30,
						  1998               1997
Operating Activities:
 Net income                                    $ 5,566,116       $ 5,435,080
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization of property,
   plant and equipment                                4,994,908     4,337,915
  Amortization of deferred compensation and
   deferred charges                                   2,952,056     3,284,982
  Gain on sale of real estate                        (1,281,698)
  Other, net                                         (1,889,791)     (779,405)
  Changes in operating assets and liabilities:
     Decrease/(increase) in accounts receivable       3,024,062    (3,123,588)
     Decrease in inventory                           11,627,740    10,382,605
    (Increase)/decrease in prepaid expenses            (679,302)    1,376,196
    (Decrease)in accounts payable, accrued
      expenses and income taxes                      (8,558,241)   (6,127,539)
NET CASH PROVIDED BY OPERATING ACTIVITIES            15,755,850     6,276,196
Investing Activities:
 Proceeds from sale of real estate                    6,685,941
 Acquisition of business                                           (5,746,230)
 Purchases of marketable securities                     (33,333)      (43,489)
 Purchases of property, plant and equipment          (3,802,970)   (3,575,210)
NET CASH PROVIDED BY/(USED IN)INVESTING ACTIVITIES    2,849,638    (9,364,929)
Financing Activities:
 (Payments of)/proceeds from long-term debt, net     (8,211,688)    1,662,146
 (Advances to)/proceeds from co-packer, net          (1,014,768)    1,360,174
 Loan to employees' stock ownership plan             (1,000,000)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES (10,226,456)    3,022,320
 Increase/(decrease) in Cash and Cash Equivalents     8,379,032       (66,413)
 Cash and Cash Equivalents at Beginning of Period     4,585,633    16,293,783
 Cash and Cash Equivalents at End of Period         $12,964,665   $16,227,370


See notes to unaudited condensed financial statements.





5 of 14







CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


					  Common Stock
				 Issued                 In Treasury
			       Shares  Amount   Shares   Amount
					  In Thousands

Balance at July 31, 1997        11,211  $2,803    476     $6,574
Net income
Conversion of debentures            77      19
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock
      ownership plan
Balance at April 30, 1998       11,288   $2,822   476     $6,574


See notes to unaudited condensed consolidated financial statements.




6 of 14





CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				    Deferred
				  Compensation
				   Under Stock
				  Bonus Plan and     Additional
				 Employees' Stock    Paid-In       Retained
				   Ownership Plan    Capital       Earnings
						     In Thousands

Balance at July 31, 1997              $1,054           $51,357      $25,349
Net income
Conversion of debentures                                   571        5,566
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                        (333)
    Loan to employees' stock
     ownership plan                    1,000
Balance at April 30, 1998             $1,721           $51,928      $30,915





See notes to unaudited condensed consolidated financial statements.





							7 of 14




CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 1998
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

(B) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replace the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

	Basic per share data is based on the weighted average number of common shares outstanding of 10,433,000 and 10,392,000 for the three and nine months ended April 30, 1998, respectively, and 10,426,000 and 10,380,000 for the three and nine months ended April 30, 1997, respectively. Diluted per share data, assuming conversion of debentures, is based on 21,899,000 and 21,920,000 shares outstanding for the three and nine months ended April 30, 1998, respectively, and 22,246,000 and 22,200,000 shares outstanding for the three and nine months ended April 30, 1997, respectively.

(C) Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following:

				      April 30,      July 31,
				       1998            1997
	Finished goods              $47,454,706     $41,747,129
	Raw materials                17,996,203      36,412,728
	Supplies                      5,873,039       4,791,831
				    $71,323,948     $82,951,688

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Capital Corporation and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through November 30, 1998 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest (8.5% at April 30, 1998) on all such loans is equal to the prime rate or at the Company's option the London Interbank Offering Rate plus 1.75%, subject to adjustment based on the level of loans outstanding. Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($3,000,000 at April 30, 1998) are to be repaid in December 1999. Outstanding loans under the revolving credit agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

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

(G) On March 27, 1998, the Company called for redemption $5,000,000 of its 8% Convertible Subordinated Debentures, of which $457,000 were converted prior to redemption.

(H) In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending July 31, 1999. The statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures.

	In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending July 31, 1999. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

(I) The Company currently is upgrading its management information systems, which it expects to complete in the beginning of 1998, to ensure proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems. The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.




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

Net sales from beverage products increased to $95,231,000 or 0.7% for the three months ended April 30, 1998 compared to $94,532,000 for the comparable period of the prior year. The increase was primarily due to increases in the average selling price of coffee offset by a 4.9% decrease in coffee pounds sold. Operating profit from beverage products was $4,555,000 a decrease of 25.1% for the three months ended April 30, 1998 compared to the prior year's comparable period. The decrease for the three months resulted primarily from decreases in gross margins, partially offset by decreases in selling, general and administrative expenses. Decreased gross margins were primarily due to decreased pounds sold and an increase in the average cost of green coffee greater than the increase in the average selling price of coffee. During the three months ended April 30, 1998 prices of green coffee ranged from a high of $1.82 to a low of $1.29 per pound. Selling, general and administrative expenses decreased primarily due to decreased salaries, advertising, coupon costs and amortization of purchased intangibles.

Net sales from beverage products increased to $304,040,000 or 17% for the nine months ended April 30, 1998 compared to $259,850,000 for the comparable period of the prior year. The increase was primarily due to increases in the average selling price of coffee and to a lesser extent a 4.4% increase in coffee pounds sold. Operating profit from beverage products was $15,014,000 a decrease of 4.9% for the nine months ended April 30, 1998 compared to the prior year's comparable period. The decrease for the nine months resulted primarily from slightly decreased gross margins and increased selling, general and administrative expenses. Decreased gross margins were primarily due to increased manufacturing costs, partially offset by increased coffee pounds sold and increased sales of allied products. The increase in the average selling price of coffee during the nine months approximated the increase in the average cost of green coffee. During the nine months ended April 30, 1998 prices for green coffee ranged from a high of $2.11 to a low of $1.29 per pound. Selling, general and administrative expenses increased primarily due to increased salaries, advertising and delivery costs, partially offset by reduced coupon costs and decreased amortization of purchased intangibles. Certain of the Company's selling expenses vary with the number of pounds sold, therefore selling expense has increased in 1998 compared to the 1997 periods.

Quikava's growth plans involve franchising the concept, thereby generating initial franchise fees and continuing royalty income to cover headquarters' expenses. Franchise operated shop sales were $2,328,000 for nine months ended April 30, 1998 versus $1,707,000, an increase of 36%, in the comparable 1997 period. Quikava company-operated shop sales were $2,255,000 for the nine months ended April 30, 1998 compared to $2,275,000 in the comparable period of the prior year. Company operated shops generate potential franchise interest and gain exposure to the concept. Operating losses amounted to $1,367,000 for the nine months ended April 30, 1998 compared to $1,411,000 in the comparable period of the prior year. The operating losses consist primarily of headquarters' expenses (primarily payroll and related expenses for franchising infrastructure) and shop level losses, partially offset by initial franchise fee income in 1998 and royalty income on franchisee sales. The operating losses for the three months ended April 30, 1998 and 1997 were $448,000 and $453,000, respectively.

Net income was $1,313,000 ($.13 per basic share and $.11 per diluted share) for the three months ended April 30, 1998, compared to $2,236,000 ($.21 per basic share and $.15 per diluted share) for the comparable period of the prior year. The difference was primarily due to decreased operating profits from beverage products, partially offset by decreased interest expense (resulting from reduced amounts of debt outstanding) and decreased income taxes. Decreased income taxes are primarily attributable to decreased income before income taxes.

Net income was $5,566,000 ($.54 per basic share and $.40 per diluted share) for the nine months ended April 30, 1998, compared to $5,435,000 ($.52 per basic share and $.39 per diluted share) for the comparable period of the prior year. The difference was primarily due to the gain on sale of real estate ($.07 per basic share and $.03 per diluted share) and to a lesser extent reduced interest expense (resulting from reduced amounts of debt outstanding in the second and third quarters), partially offset by reduced operating profits from beverage products, reduced interest income (resulting from decreased invested funds) and increased income taxes (attributable to increased income before income taxes).


Liquidity and Capital Resources

As of April 30, 1998, working capital was approximately $102,000,000 and the ratio of current assets to current liabilities was 6.3 to 1.

As of April 30, 1998, the Company had unused borrowing capacity of approximately $31 million under its credit facilities of $40 million with Fleet Capital Corporation and The Chase Manhattan Bank (see Notes D and F of Notes to Unaudited Condensed Consolidated Financial Statements).

See Note G of Notes to Unaudited Condesened Consolidated Financial Statements relative to a partial redemption of the Company's 8% Convertible Subordinated Debentures.

The Company plans on expanding its Quikava franchised operations, which are currently operating in 27 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable but are being partially offset by franchise fee and royalty income and, in addition, Quikava headquarters' expenses of approximately $1,200,000 on an annual basis are not being absorbed.

The Company believes that its cash flow from operations, its cash equivalents and funds available under its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

Green Coffee Market

Coffee is one of the leading commodities traded on futures exchanges. Supplies fluctuate with the weather and prices can be and have been volatile. The supply and price is affected by multiple factors, such as weather, weather forecasts, consumption trends, changes in stock levels, export resolutions observed by Association of Coffee Producing Countries ("ACPC") members, activities of hedge funds, politics and economics in the coffee producing countries, many of which are lesser developed nations. While coffee trades primarily on the futures market, coffee of the quality level sought by the Company can trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase.



11 of 14




In the sixties some coffee exporting countries plus a group of coffee importing countries together formed the International Coffee Organization ("ICO"). The principal aim of the organization was to stabilize coffee prices in the world market. One of the instruments which the ICO used to achieve this was a system allocating an export quota to each of the coffee producing countries. In July 1989, this system was abandoned due to disagreements involving several exporting as well as importing countries. In 1994, a new International Coffee Agreement came into force which no longer included the price stability mechanism. As a consequence, the function of the ICO changed. This organization now provides a forum where exporting and importing countries can discuss matters pertaining to coffee. In addition, the ICO publishes statistics about the coffee market. It has thus become an administrative organization.

When the export quota system was abandoned in 1989, coffee prices declined in the global market. Certain exporting countries were dissatisfied with the new situation and tried to regain their grip on the international coffee market. In 1993, they established the ACPC. The aim of this organization is boost coffee prices in the global market by keeping part of annual production out of the world market. The ACPC members account for around 70% of world coffee exports. The ACPC attempts to achieve better prices by agreeing export quotas for each member country and an export volume ceiling for the organization as a whole.

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

Brazil, the world's largest coffee producer, experienced frosts in June and July of 1994 which reportedly damaged approximately 40% of the green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil. In the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee beans which carried over into the first three quarters of 1995. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee bean prices that resulted from the Brazilian frosts. Subsequent to such period through January 1997, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the June and July 1994 Brazilian frosts. In February 1997, green coffee bean prices began to rise significantly reaching a high of $3.15 per pound in May 1997. This bull market was somewhat unique in that the fundamental cause was very tight stocks of arabica coffee in consuming countries. Historically, bull markets have been the direct result of weather developments in Brazil, specifically cold weather and drought that damages the following crop. Subsequent to May 1997, the green coffee market has been in the $2.11 to $1.20 range.

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

Retail Customers are very price-sensitive about the purchase of coffee in supermarkets and club stores. When retail prices increase dramatically, takeaway declines and consumers switch to less expensive brands and high yield roasts. When retail prices decrease rapidly, retailers may react by reducing their purchases; the Company is currently experiencing this situation. FoodService Customers in times of price increase tend to stretch the use of inventory.



Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 5.    Other Information

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations and information available to management at this time. They may involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors which could cause actual results to differ from the forward looking statements include, among others, the following: general economic and business conditions; the availability of green coffee; green coffee prices; competition; the success of operating initiatives; development and operating costs, including green coffee prices; advertising and promotional efforts; brand awareness; the existence of or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for Quikava outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations; and construction costs.


Item 6.    Exhibits and Reports on Form 8-K

	     a)  Exhibits - Financial Data Schedule - Exhibit 27 - see below
	     b)  Reports on Form 8-K
		   Item 4: Changes in Registrant's Certifying Accountant Report dated May 5, 1998 - The Company engaged Grant Thornton, LLPas its independent auditors for the year ending July 31, 1998.



	13 of 14




Appendix A to item 601 (c) of Regulation S-K

(Article 5 of Regulation S-X

Chock full o'Nuts Corporation and Subsidiaries)



 SIGNATURES   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

 CHOCK FULL O' NUTS CORPORATION
 (Registrant)





June 12, 1998
					    Marvin I. Haas
					    President and Chief
					    Executive Officer



June 12, 1998
					    Howard M. Leitner
					    Senior Vice President and
					    Chief Financial and
					    Accounting Officer
14 of 14