Form 10-K
period 1998-07-31
CHOCK FULL O NUTS CORP
filed 1998-10-27
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1998
							OR
 [] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

		  			212-532-0300
	      (Registrant's Telephone Number, Including Area Code)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   x       No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [].

Aggregate market value of the Common Stock ($.25 par value) held by non affiliates of the registrant as of October 8,1998: $51,800,000
Number of Shares of Common Stock ($.25 par value) outstanding as of October 8 1998: 10,831,000


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the year ended July 31, 1998 are incorporated by reference into Part III.

Certain statements in the Letter of the President and Chief Executive Officer and Chairman of the Board included in the Annual Report to Shareholders and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Reform Act. See "Forward-Looking Statements".

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

Incorporated in 1932, for many years, the Company's primary business was the operation of counter service restaurants, under the Chock full o' Nuts name.
In 1953, the Company expanded its business by marketing the coffee made famous in its restaurants to consumers via supermarkets and other Retail Grocery outlets. Impactful advertising, featuring the "Heavenly Coffee" jingle, made Chock full o' Nuts brand premium coffee a market leader. In 1983, Management discontinued the Company's restaurant operations and concentrated its efforts on the sale of coffee and related food products. In 1994, the Company commenced opening a limited number of Chock Cafes in the New York metropolitan area. In October 1996, the Company adopted a plan to discontinue operations of these company-owned cafes. See Note 5 of Notes to Consolidated Financial Statements.

In July 1998, the Company acquired the hot beverage business of Park Foods, LLP ("Park"). Park's business consists primarily of sales of coffee, cappuccino, cocoa and leaf tea to a nationwide customer base. See Note 2 of Notes to Consolidated Financial Satements.

In January 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee & Tea Company a leading roaster and distributor of coffees to hotels, restaurants and institutions on the East Coast. See Note 2 of Notes to Consolidated Financial Statements.

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

Corporate Management is currently focused on the following growth initiatives:
(1) Maximizing the Company's Foodservice franchise by significantly broadening its customer base for Cain's, Chock full o' Nuts and LaTouraine brand coffee, tea and allied products; (2) Increasing Retail Grocery Market shares for such higher margin products as Chock full o' Nuts brand Cafe Blend, decaffeinated, instant and Rich French Roast coffees; (3) Selectively pursuing new business development opportunities that will deliver significant volume and profit growth; and (4) Expansion of its developing Quikava drive-thru outlets through franchising.

The following table sets forth revenues and operating results from continuing operations, before interest and corporate expenses, attributable to the Company's beverage products sales, Quikava sales and real estate operations, for the fiscal years ended July 31, 1998, 1997 and 1996:

                                                 Fiscal Years Ended July 31,

                                             1998          1997         1996
                                                     (In Thousands)
Revenues Net Sales - Beverage Products   $  390,731     $360,467     $319,213
   Net Sales - Quikava                        3,626        3,737        1,922
   Rentals from Real Estate                   2,011        2,091        2,156

Operating Profit/(Loss):
   Beverage Products                         17,854       23,498       16,708
   Quikava                                   (1,781)      (1,998)      (1,649)
   Real Estate Operations                       260         140          671



COFFEE AND RELATED PRODUCTS

Description of Coffee Market
According to certain available industry surveys and Company estimates, total United States coffee sales by manufacturers in 1997 were approximately $6 billion. Approximately 34% of total United States coffee sales in 1997 were to Foodservice customers.

BEVERAGE PRODUCTS OPERATIONS

Foodservice Sales and Marketing
In January 1985, the Company began using Company sales personnel and independent food brokers to market its coffee and allied products to Foodservice customers. These include chain and independent restaurants, hospitals, airlines, schools, governmental institutions, vending and office coffee service operators and other institutional distributors. In December 1986, the Company acquired Greenwich, which is a major direct sales and distribution supplier in the Eastern United States of coffee, tea and allied products to Foodservice Customers and private label customers. Greenwich's best-known label is LaTouraine, which enjoys a reputation for high quality. LaTouraine also distributes spices, international coffee mixes, specialty coffees, whole bean and pod Espresso, hot chocolate, iced and hot tea, powdered soft drinks, soup bases, and portion controlled jams, jellies and condiments.

In December 1992, the Company acquired Cain's, which is a major supplier in the Midwest and Southwest of products similar to those sold by Greenwich and LaTouraine to Foodservice Customers.

In fiscal 1998, approximately 48% of sales were derived from processing and marketing coffee and allied products for sale to Foodservice Customers (49% and 46% in fiscal 1997 and 1996, respectively). Sales of coffee products to Foodservice Customers have traditionally been less price-sensitive and depend more on the level of customer service provided. These sales also tend to generate higher operating margins, due to lower marketing and advertising expenses, than do sales of coffee products to Retail Customers. In addition, the absence of competitors with a dominant market position, makes the Company's pricing to Foodservice Customers less susceptible, as compared to pricing to Retail Customers, to changes in price in response to pricing actions of any single competitor.

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

In fiscal 1998, the Company's coffee sales to Retail Customers accounted for approximately 46% of sales (44% and 48% in fiscal 1997 and 1996, respectively) and coffee sales under the Chock full o'Nuts label represented approximately 4% of total Branded Retail Grocery coffee sales in the United States.

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

The Company also rents executive office space in New York City and maintains arehousing facilities in over forty-five locations throughout the United States. None of these facilities are material to the Company's operations.

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



QUIKAVA OPERATIONS
Quikava is the operator and franchiser of double-drive thru outlets, which offer a variety of specialty coffees, espresso-based drinks, fresh baked goods, sandwiches, other "finger foods" and snacks. Quikava units are situated on major commuter thoroughfares in suburban markets and offer quick-service of quality beverages and snacks. The Company intends to develop additional Quikava units, most of which will be franchised. At the fiscal year end, the Company was operating eight company owned units and there were 30 operating franchised units.

CAFES
In June 1994, with the opening of a flagship store in Midtown Manhattan, the Company began to develop the business of operating retail cafes which offered moderately priced specialty coffees, sandwiches, salads, bakery products, snacks, and other assorted food and beverage products. In October 1996, the Company discontinued the operations of its Cafes due to store operating losses esulting from high food and labor costs and insufficient volume to cover high fixed and operating costs related to Midtown Manhattan operations as well as a Cafe Corporate structure organized to support a much higher number of locations. See Note 5 of Notes to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT
The Company invested a nominal amount in research and development for the three years ended July 31, 1998.

TRADEMARKS
Certain trademarks (i.e. Chock full o' Nuts, LaTouraine, Eppen Smith, Cain's, Safari and Ireland) are important to the business of the Company.

EMPLOYEES
The Company employs approximately 1,430 employees, 18% of whom are represented by labor unions. The Company believes that its relations with both union and non-union employees are good.



REAL ESTATE OPERATIONS
The Company is both lessor and lessee on certain properties. Such properties had been part of the Company's original restaurant operations. Additionally, the Company owns a coffee roasting facility in Castroville, California which it leases to another coffee company.

OTHER MATTERS
Reference is made to Notes 2 and 5 of Notes to Consolidated Financial Statements with respect to the acquisition and disposition of certain assets.

			  Item 101 (b) of Regulation S-K

Segment Information is included elsewhere in this document after Management's Discussion and Analysis of Financial Consolidation and Results of Operations.

			  Item 101 (d) of Regulation S-K

All of the Company's operations are located in the United States. Export sales are not significant.

Item 2.  PROPERTIES

The Company leases certain premises which are under long-term leases expiring on various dates through 2009 and certain of which contain renewal options. Reference should be made to Note 6 of Notes to Consolidated Financial Statements for additional information about these leases. The following table sets forth the location and certain information with respect to the Company's plants and certain other properties as of October 8, 1998, all of which premises the Company considers adequate for its present and anticipated needs.


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
New York, New York               Operation              12,250       Leased
49 Broadway                      Real Estate
New York, New York               Operation              12,000       Leased
1420 Broadway                    Real Estate
New York, New York               Operation               6,750       Leased
370 Lexington Avenue             Corporate
New York, New York               Headquarters           11,000       Leased
Waverly Place corner
Green Street                     Real Estate
New York, New York               Operation               2,500       Leased
Castroville,                     Real Estate
California                       Operation              66,000       Owned
Queen Ann Plaza
Norwell, Mass                    Quikava Operation         250       Leased
2297 Brown Avenue
Manchester,
New Hampshire                    Quikava Operation         500       Leased
917 Lynnfield Street
Lynn, Mass                       Quikava Operation         600       Leased
1184 Main Street
Haverhill, Mass                  Quikava Operation         600       Leased
84 Milfod Road
Amherst, New Hampshire           Quikava Operation         600       Leased
374 Bridge Street
N. Weymouth, Mass                Quikava Operation         600       Leased
895 Bald Hill Road
Warwick, Rhode Island            Quikava Operation         600       Leased
190 Old Derby Street             Headquarters
Hingham, Mass.                   Quikava                 1,196       Leased
83 Brocton Avenue
Abington, Mass.                  Quikava Operations        600       Leased

(1) -- No Company-leased premises are owned by any officer or director of the Company. See Note 6 of Notes to Consolidated Financial Statements.


Item 3.  LEGAL PROCEEDINGS
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
	   SECURITY HOLDERS
Not applicable.
							PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
	   RELATED SECURITY HOLDER MATTERS

"Common Share Prices" and related security holder matters may be found immediately after "Segment Information."

Item 6.  SELECTED FINANCIAL DATA

"Selected Financial Data" may be found immediately after Note 11 of Notes to Consolidated Financial Statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	   AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" may be found immediately after "Forward-Looking Statements."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Applicable-Report dated May 5, 1998 - The Company engaged Grant Thornton LLP as its independent auditors for the year ending July 31, 1998.



							PART III


Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
				       and

Item 11.  EXECUTIVE COMPENSATION
				       and

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
				       and

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted, per General Instruction G. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended July 31, 1998 which is to be filed with the Commission.



							PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

   (3) The response to this portion of Item 14 is submitted as a separate section of this report (see below).

(b) Reports on Form 8-K: Filed on May 5, 1998 - The Company engaged Grant Thornton LLP as its independent auditors for the year ending July 31, 1998.

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

Exhibit 9   Voting Trust Agreement, not applicable.

Exhibit 10  Material contracts


(a) Amended and Restated Rights Agreement, dated as of December 30, 1997, between Chock full O' Nuts Corporation and American Stock Transfer
      Company, as Rights Agent, the   Form of Rights Certificate and Summary
      of Rights to Purchase Common Stock filed as an Exhibit to Form 8-K dated December 30, 1997 is incorporated herein by reference.

(b) Benefits protection trust with State Street Bank and Trust Company filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

(c) Resolution of the Board of Directors adopting severance policy filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

(d) Chock full o' Nuts Corporation Employees' Stock Ownership Plan dated December 16,1988 filed as an Exhibit to From 10-K for the fiscal year ended July 31, 1995, is incorporated herein by reference.

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

(f) Form of restricted stock agreement dated January 2,1988 with key employees (including certain officers and directors) filed as an Exhibit to Form 10-K for the fiscal year ended July 31, 1994 is incorporated herein by reference.

(g) Asset Purchase Agreement dated as of January 16, 1997 by and between Chock full o' Nuts Corporation and Ireland Coffee-Tea, Inc. filed as an Exhibit to Form 8-K dated February 3, 1997 is incorporated herein by reference.

(h) Asset Purchase Agreement dated as of July 13, 1998 by and between Chock full o' Nuts Corportion and Park, L.P. attached herein.

(i) Employment agreements of executive officers dated August 5, 1998 attached herein.

(j) Supplemental Executive Retirement Plan effective January 1, 1998 attached herein.

(k)   1984 Incentive Compensation Plan attached herein.

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



					   CHOCK FULL O' NUTS CORPORATION
						     (Registrant)

October 23, 1998                   /s/ Howard M. Leitner
				   Howard M. Leitner, Vice President,
				   Chief Financial and Accounting Officer
				   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 23, 1998 /s/ Norman E. Alexander October 23, 1998 /s/ Mark A. Alexander
		     Norman E. Alexander                      Mark A. Alexander
		     Chairman of the Board                    Director


October 23, 1998 /s/ Stuart Z. Krinsly   October 23, 1998 /s/ Martin J. Cullen
		     Stuart Z. Krinsly                        Martin J. Cullen
		     Director                                 Vice President
	and Director

October 23, 1998 /s/ Howard M. Leitner   October 23, 1998 /s/ Marvin I. Haas
		     Howard M. Leitner                        Marvin I. Haas
		     Vice President and                       President and
		     Chief Financial Officer                  Chief Executive
		     and Director                             Officer
	and Director

October 23, 1998 /s/ R. Scott Schafler   October 23, 1998 /s/ Henry Salzhauer
		     R. Scott Schafler                        Henry Salzhauer
		     Director                                 Director

October 23, 1998 /s/ Jerry Columbus      October 23, 1998 ____________________
		     Jerry Columbus                           David S. Weil
		     Director                                 Director






	ANNUAL REPORT ON FORM 10-K
	ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

	LIST OF FINANCIAL STATEMENTS
	AND FINANCIAL STATEMENT SCHEDULES

	CERTAIN EXHIBITS

	YEAR ENDED JULY 31, 1998

	CHOCK FULL O' NUTS CORPORATION

	NEW YORK, NEW YORK





FORM 10-K--ITEM 14(a)(1) and (2)

CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

                                                                 Page
Report of Independent Certified Public Accountants................15
Report of Independent Auditors....................................16
Consolidated Balance Sheets--July 31, 1998 and 1997...............17 and 18
Consolidated Statements of Operations--Years Ended
  July 31, 1998, 1997 and 1996....................................19
Consolidated Statements of Cash Flows--
  Years Ended July 31, 1998, 1997 and 1996........................20 and 21
Consolidated Statements of Stockholders' Equity--
  Years Ended July 31, 1998, 1997 and 1996........................22 and 23
Notes to Consolidated Financial Statements........................24 to  34

The following consolidated financial statement schedule of the registrant and its subsidiaries is included in Item 14(d):

                                                                 Page
Schedule II -- Valuation and Qualifying Accounts..................42


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


						GRANT THORNTON LLP
						Report of Independent Auditors





The Board of Directors and Stockholders
Chock Full o' Nuts Corporation
New York, New York


We have audited the accompanying consolidated balance sheet of Chock Full o' Nuts Corporation and subsidiaries as of July 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chock Full o' Nuts Corporation and subsidiaries as of July 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. We have also audited Schedule II for the year ended July 31, 1998. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

						 GRANT THORNTON LLP





New York, New York
October 15, 1998



						ERNST & YOUNG LLP
						Report of Independent Auditors





The Board of Directors and Stockholders
Chock Full o' Nuts Corporation
New York, New York


We have audited the accompanying consolidated balance sheet of Chock Full o' Nuts Corporation and subsidiaries as of July 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended July 31, 1997. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chock Full o' Nuts Corporation and subsidiaries at July 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

						  ERNST & YOUNG LLP





New York, New York
September 30, 1997


CONSOLIDATED BALANCE SHEETS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998 and 1997

ASSETS                                                    1998           1997

CURRENT ASSETS:
Cash and cash equivalents                         $  6,148,068   $  4,585,633
Receivables, principally trade, less
  allowances for doubtful accounts and
  discounts of $1,329,000 and $1,422,000--
     Notes 3 and 10(a)                              40,559,581     37,554,412
Inventories--Notes 1 and 3                          60,641,309     82,951,688
Prepaid expenses and other -- Note 4                 3,636,446      2,457,221
               OTAL CURRENT ASSETS                 110,985,404    127,548,954
PROPERTY, PLANT AND EQUIPMENT, at cost-
     Note 3:
Land                                                 3,127,640      3,114,889
Buildings and improvements                          15,161,611     14,805,429
Leaseholds and leasehold improvements                2,304,715      2,526,691
Machinery and equipment                             84,778,461     78,162,457
                                                   105,372,427     98,609,466
Less allowances for depreciation and
  amortization                                      56,346,824     49,933,489
                                                    49,025,603     48,675,977
REAL ESTATE HELD FOR DEVELOPMENT OR SALE
  at cost -- Note 3                                  2,175,344      7,635,427

OTHER ASSETS AND DEFERRED CHARGES, net--
   Note 10 (b)                                      23,223,366     23,799,057


EXCESS OF COST OVER NET ASSETS
  ACQUIRED, net                                     15,773,875      9,670,551
                                                  $201,183,592   $217,329,966



See notes to consolidated financial statements




CONSOLIDATED BALANCE SHEETS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998 and 1997

                                                        1998          1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $ 8,502,778   $13,590,697
  Accrued expenses                                  9,159,994    12,148,313
  Income taxes--Note 4                              1,093,979     1,957,788
  Current installments of long-term debt --
    Note 3                                         __________       766,000
               TOTAL CURRENT LIABILITIES           18,756,751    28,462,799

LONG-TERM DEBT, Excluding Current Installments--
    Note 3                                         92,246,967   106,065,753

OTHER NON-CURRENT LIABILITIES                       3,854,833     3,265,078

DEFERRED INCOME TAXES -- Note 4                     8,770,000     7,655,000

STOCKHOLDERS' EQUITY--Notes 3 and 7:
    Common stock, par value $.25 per share;
    Authorized 50,000,000 shares;
        Issued 11,306,444 and 11,211,068 shares     2,826,611      2,802,767
    Additional paid-in capital                     52,064,121     51,357,008
    Retained earnings                              30,848,452     25,349,146
                                                   85,739,184     79,508,921
    Deduct:
    Cost of 475,522 shares in treasury             (6,573,719)    (6,573,719)
    Deferred compensation under stock
	bonus plan and employees' stock
        ownership plan                             (1,610,424)    (1,053,865)
               TOTAL STOCKHOLDERS' EQUITY          77,555,041     71,881,337

LEASES--Note 6                                       _________    __________
                                                  $201,183,592  $217,329,966


See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years ended July 31, 1998, 1997 and 1996


                                           1998            1997           1996
Revenues:
  Net sales                        $394,356,822    $364,203,601   $321,134,537
  Rentals from real estate            2,011,257       2,091,307      2,156,070
                                    396,368,079     366,294,908    323,290,607
Costs and expenses:
  Cost of sales                     293,304,109     257,078,504    229,477,193
  Selling, general and
   administrative expenses           85,682,621      86,018,181     77,223,407
  Expenses of real estate             1,751,005       1,951,137      1,484,681
                                    380,737,735     345,047,822    308,185,281
OPERATING PROFIT                     15,630,344      21,247,086     15,105,326
Gain on sale of real estate -
  Note 10(c)                          1,281,698                        460,000
Interest and dividend income            628,333       1,061,160        865,145
Interest expense                     (7,903,211)     (8,599,963)    (8,783,798)
Other (deductions)/income--
  Notes 10(d) and (e)                  (166,859)     (1,495,891)        60,692

INCOME BEFORE INCOME TAXES            9,470,305       12,212,392     7,707,365
Income taxes--Note 4:
  Current:
    Federal                           2,126,000        1,885,000     1,905,000
    State and local                     709,000          753,000       488,000
  Deferred                            1,136,000        1,660,000       683,000
                                      3,971,000        4,298,000     3,076,000
INCOME FROM CONTINUING
 OPERATIONS                           5,499,305         7,914,392    4,631,365
Discontinued operations --
  Note 5:
(Loss)from operations, net of
  income tax credits of
    $1,073,000                                                      (1,757,044)
(Loss) on disposition, net of
  deferred income tax credit of
    $2,590,000                                                      (4,410,000)
                                                                    (6,167,044)
NET INCOME/(LOSS)                    $5,499,305        $7,914,392  $(1,535,679)
 Income /(loss) per share--
   Note 1:
   Basic:
    Continuing operations                 $ .53             $ .76        $ .45
    Discontinued operations                                               (.60)
    Net income/(loss)                     $ .53             $ .76        $(.15)
   Diluted:
    Continuing operations                 $ .45             $ .55        $ .41
    Discontinued operations                                               (.28)
    Net income                            $ .45             $ .55        $ .13

    See notes to consolidated financial statements








CONSOLIDATED STATEMENTS OF CASH FLOWS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1998, 1997 and 1996


                                            1998            1997          1996
Operating Activities - Continuing
Operations:
Income from continuing operations
  before income taxes                 $9,470,305     $12,212,392    $7,707,365

Adjustments to reconcile pretax
   income from continuing operations
   to net cash provided by
   continuing operations:
Depreciation and amortization of
  property, plant and equipment        6,724,977      7,386,215      6,380,262
Amortization of deferred
  compensation
  and deferred charges                 3,732,609      4,437,262      4,561,305
Gain on sale of real estate           (1,281,698)                     (460,000)
Other, net                              (443,670)      (312,060)    (1,000,099)
Changes in operating assets and
  liabilities, net of aquisitions:
   (Increase)/decrease in
     receivables                        (407,866)     (4,889,186)    6,818,278

Decrease/(increase) in
  inventories                          28,875,289    (21,960,180)      913,733

(Increase)/decrease in
  prepaid expenses                     (1,455,579)     1,600,484      (281,086)
(Decrease)/increase in accounts
payable, accrued expenses and
income taxes                           (9,871,375)     1,259,724    (5,098,044)
       Net cash provided by /(used
        in)operating activities -
        continuing operations          35,342,992       (265,349)   19,541,714
Operating Activities - Discontinued
Operations:
  Discontinued operations exclusive
    of income taxes
  Adjustments to reconcile pretax
    loss from discontinued                                          (9,830,044)
    operations to net cash used
    in discontinued operations
  Provision for close down and
    write-off of equipment                                           7,000,000
  Depreciation and amortization                                        431,623
  Other                                                               (192,929)
        Net cash (used in)
         discontinued operations                                    (2,591,350)
Income taxes - current                (2,835,000)     (2,638,000)   (1,320,000)
  NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES                32,507,992      (2,903,349)   15,630,364



CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1998, 1997 and 1996

                                            1998           1997          1996
Investing Activities -
 Continuing Operations:
  Purchases of marketable
    securities                           (41,646)       (34,026) (152,018,726)
  Proceeds from sale and
    collection of principal of
    marketable securities                                 79,99   158,863,555
  Purchases of property, plant and
    equipment                          (6,926,061)   (6,123,523)   (7,411,199)
  Acquisition of businesses           (14,900,112)   (5,872,858)
   (Advances to)/proceeds from
    co-packer                            (923,893)    1,549,328    (3,132,245)
  Proceeds from sale of real-estate     6,685,941                     460,000
  Other                                                               (13,147)
    Net Cash (used in)
    investing activities -
    continuing operations             (16,105,771)  (10,401,086)   (3,251,762)
  Net cash (used in)investing
      activities -
      discontinued operations -
      Purchases of property and
           equipment                                               (2,608,543)
    NET CASH (USED IN)
     INVESTING ACTIVITIES            (16,105,771)   (10,401,086)   (5,860,305)
Financing activities - Continuing
 Operations:
 Loan to employees' stock
   ownership plan                     (1,000,000)                    (500,000)
 Net (payments of)/proceeds from
   long-term debt                    (13,839,786)     1,596,285    (1,333,428)
    NET CASH (USED IN)/ PROVIDED BY
      FINANCING ACTIVITIES           (14,839,786)     1,596,285    (1,833,428)
    INCREASE/(DECREASE) IN CASH AND
     CASH EQUIVALENTS - CONTINUING
      OPERATIONS                       1,562,435    (11,708,150)    7,936,631
   Cash and cash equivalents at
   beginning of year -
     continuing operations             4,585,633     16,293,783     8,357,152
CASH AND CASH EQUIVALENTS AT END
OF YEAR-CONTINUING OPERATIONS         $6,148,068     $4,585,633   $16,293,783
Supplemental Information
   Cash paid during the year:               1998           1997          1996
      Interest                        $7,688,931     $8,143,201    $8,259,325
      Income taxes                     3,958,061      2,168,425       848,539

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1998, 1997 and 1996

                                                     Common Stock
                                       Shares      Amount     Shares   Amount
                                                     In Thousands
Balance at July 31, 1995               11,211      $2,803      476     $6,574
Net(loss)
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization
    Loan to employees' stock
    ownership plan                    ______       _____       ___      _____
Balance at July 31, 1996              11,211       2,803       476      6,574
Net income
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                      ______       _____       ___      _____
Balance at July 31, 1997              11,211       2,803       476      6,574
Net income
Conversion of debentures                  95          24
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Loan to employees' stock
    ownership plan
    Amortization                       _____         _____     ____     _____
Balance at July 31, 1998              11,306        $2,827      476    $6,574


See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
Years Ended July 31, 1998, 1997, and 1996



                               Deferred
                               Compensation
                               Under Stock
                               Bonus Plan
                               and Employees'
                               Stock               Additional
                               Ownership           Paid-In          Retained
                               Plan                Capital          Earnings
                                                   In Thousands

Balance at July 31, 1995             $1,620          $51,357         $18,970
Net (loss)                                                            (1,535)
Deferred compensation
  under stock  bonus plan and
  employees' stock ownership
  plan:
    Amortization                       (586)
    Loan to employees' stock
    ownership plan                      500            ______         ______
Balance at July 31, 1996              1,534            51,357         17,435
Net income                                                             7,914
Deferred compensation
  under stock bonus plan and
  employees' stock ownership plan:
    Amortization                       (480)            ______        ______
Balance at July 31, 1997              1,054             51,357        25,349
Net income                                                             5,499
Conversion of debentures                                   707
Deferred compensation understock
  bonus plan and employees' stock
  ownership plan:
    Loan to employees' stock
    ownership plan                    1,000
    Amortization                       (444)            ______        ______
Balance at July 31, 1998             $1,610            $52,064       $30,848

See notes to consolidated financial statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996

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

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:

    July 31,                         1998           1997

    Finished goods              $35,775,998     $41,747,129
    Raw materials                17,539,666      36,412,728
    Supplies                      7,325,645       4,791,831
                                $60,641,309     $82,951,688

Commodities:	 The Company uses coffee futures and options for hedging
purposes to reduce the effect of changing green coffee prices. The contracts that effectively meet the risk reduction and correlation criteria are recorded using hedge accounting. Effectiveness is measured based upon high correlation between commodity gains and losses on the futures and options and those on the firm commitment. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying inventory purchase. Gains and losses on hedges that are terminated prior to inventory purchases are recorded in inventory until the inventory is sold.

Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment are computed by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Long-Lived Assets: In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Pre-opening Costs: Pre-opening costs are charged to operations as incurred.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996

Excess of Cost over Net Assets Acquired: The Company evaluates goodwill impairment at the end of each quarter based on recoverability measured by undiscounted estimated operating profits (i.e., pretax earnings before interest expense and goodwill amortization). Under this approach, the carrying value would be reduced to estimated realizable value if it is probable that Management's best estimate of future operating profits during the goodwill amortization period will be less than the carrying amount of the related goodwill. Excess of cost over net assets acquired is being amortized on a straight-line basis over periods of 40 and 15 years. Accumulated amortization amounted to $2,319,000 and $2,010,000 at July 31, 1998 and 1997,
respectively.

Other Intangibles: Other intangibles consist principally of trademarks, covenants not to compete and customer lists. Such items are being amortized on a straight-line basis over periods of 40, 5 and 7.5 years, respectively. See Note 10(b). The Company evaluates any impairment of these assets on a basis similar to goodwill.

Advertising Expenses: The cost of advertising is expensed as incurred. The Company incurred $4,632,000, $4,253,000 and $3,130,000 in advertising costs during 1998, 1997 and 1996, respectively.

Stock-Based Compensation: In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. The Company has determined it will continue to use APB Opinion No. 25 in accounting for stock-based compensation for all options that are issued.

Per Share Data: Basic per share data is based on the following weighted average number of common shares outstanding during each year adjusted for unallocated shares in the employees' stock ownership plan and contingent shares: 10,416,000, 10,395,000 and 10,308,000 in 1998, 1997 and 1996,
respectively. Diluted per share data, assuming conversion of debentures, the aforementioned unallocated and contingent shares and the dilutive effect of stock options, is based on 21,766,000, 22,216,000 and 22,129,000 common shares outstanding in 1998, 1997 and 1996,respectively. In addition, net income/
(loss) is increased/(decreased) due to a reduction in interest and amortization charges of $4,237,000, $4,392,000 and ($4,396,000) for the years ended July 31,
1998, 1997 and 1996, respectively.

Recently Issued Accounting Standards:  In June 1997, the FASB issued SFAS
No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending July 31, 1999. the statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS
No. 130 is not expected to have a material effect on the Company's financial statement disclosures.

In June 1997, the FASB also issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending July 31, 1999. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996

In June 1998, the FASB issued Statement No. 133, accounting for Derivative Instruments and Hedging Activities, which is effective for the Company's fiscal year ending July 31, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective August 1,1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

NOTE 2--ACQUISITIONS

In July 1998, the Company acquired the hot beverage business of Park Foods LLP ("Park") for an adjusted purchase price of approximately $11,300,000 which includes $750,000 for contingent payments. Park's business consists primarily of sales of coffee, cappuccino, cocoa and leaf tea to a nationwide customer base. In connection with the acquisition, which has been accounted for as a purchase transaction, the Company acquired identifiable net tangible and intangible assets with an estimated fair value of approximately $5,300,000. The excess of cost over net assets acquired (approximately $6,000,000) is being amortized over a period of 40 years using the straight-line method.
The Company used its existing cash to fund the purchase price. The Company is still gathering certain information required to complete the allocation of the purchase price. Further adjustments may arise as a result of the finalization of the ongoing study.

The following unaudited pro forma results of operations assume the acquisition of Park occurred at the beginning of fiscal 1997 and give effect to certain adjustments, including amortization of excess of cost over net assets acquired and reduced interest income, resulting from the acquisition and related cash funding. Amounts for 1998 and 1997 include the pre-acquisition results of operations for Park for the year ended June 30, 1998 and 1997. The results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented.

Year Ended July 31
(in thousands,
except per share)                               1998              1997
Net sales                                   $461,523          $415,540
Net income                                     5,740             8,629
Net income per share:
   Basic                                         .55               .83
   Diluted                                       .46               .59

















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996

In January 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee & Tea Company, a leading roaster and distributor of coffees to hotels, restaurants and institutions on the East Coast for approximately $8,000,000 which includes $1,500,000 for contingent payments. In connection with the acquisition which is being accounted for as a purchase, the Company acquired identifiable net tangible and intangible assets with an estimated fair value of approximately $3,900,000. The excess of cost over net assets acquired (approximately $4,100,000) is being amortized over a period of 40 years using the straight-line method. The pro forma effects on the Company's operations as if this business had been acquired on August 1, 1995 are not material.


NOTE 3--LONG TERM DEBT

Long-term debt consists of the following:
                                                      JULY 31,
                                                     1998             1997
     7% Convertible senior subordinated
       debentures due 2012                   $ 51,693,000     $ 51,693,000
     8% Convertible subordinated debentures
       due 2006                                37,240,000       43,266,000
     Revolving credit and term loan             3,313,967       11,872,753
                                               92,246,967      106,831,753
     Less current installments                 __________          766,000
                                             $ 92,246,967     $106,065,753

The 7% and 8% debentures require annual sinking fund payments of $3,000,000 and $3,750,000, respectively, which after giving effect to previous conversions and redemptions, commence April 1, 2000 and September 15, 1999, respectively, and provide for balloon payments of $18,000,000 and $12,500,000 on April 1, 2012 and September 15, 2006, respectively. The debentures are convertible at the option of the debenture holders into shares of the Company's common stock at a price of $8.23 per share and $7.81 per share, respectively (subject to adjustment). As of July 31, 1998, approximately 11,049,000 common shares are reserved for issuance upon conversion of debentures.

Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and
The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through November 30, 1998 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest on all such loans is equal to the prime rate or at the Company's option the London Interbank Offering Rate ("LIBOR") plus 1.75%, subject to adjustment based on the level of loans outstanding (8.5% at prime and 7.44% at LIBOR, at July 31, 1998). Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($3,000,000 at July 31, 1998) are to be repaid in December 1999. Outstanding loans under the revolving credit a agreements are to be repaid in December 1999. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996


Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

As of July 31, 1998, long-term debt matures as follows: $6,246,967 (year ending July 31, 2000),$6,750,000 (years ending July 31, 2001, 2002, and 2003)
and $65,750,000 thereafter.

The Company believes that the fair value of its 7% and 8% convertible subordinated debentures approximates $50,659,000 and $37,240,000, respectively, as indicated by the public trading prices of such debt.


NOTE 4--INCOME TAXES
The provision for income taxes for continuing operations differs from the expected Federal income tax for the reasons shown in the following table:

                                              1998         1997          1996
  Federal income tax provision
    expected at the statutory rate       $3,219,800  $4,152,213    $2,620,504
  Effect on Federal income tax of:
    State and local income taxes,
	net of Federal income tax
	benefit                             467,940     496,980       322,080
    Amortization of excess of cost
	over net assets acquired             69,020      68,000        68,000
    Other                                   214,240     347,807        65,416
    Realization of prior year capital
        loss not previously recorded      _________    (767,000)    _________
                                         $3,971,000  $4,298,000    $3,076,000

Deferred tax liabilities and assets are comprised of the following at July 31,
                                                       1998         1997
   Net deferred non-current tax liabilities:
     Net difference between tax and book basis
        of property, plant and equipment         $8,477,000     $7,755,000
     Prepaid pension expense                      1,143,000        779,000
     Compensation under stock bonus plan,
       employees' stock ownership plan and
         other qualified plans                     (501,000)      (387,000)
     Other                                         (349,000)      (492,000)
                                                 $8,770,000     $7,655,000
   Net deferred current tax assets:
     Net difference between tax and book
        basis of inventory                         $339,000       $356,000
     Allowance for doubtful accounts and discounts  485,000        463,000
     Accrued expenses - close-down                   28,000        169,000
     Accrued cash bonus                              20,000        208,000
     Other                                           79,000         72,000













NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996


NOTE 5--DISCONTINUED OPERATIONS

In October 1996, the Company's Board of Directors adopted a plan to discontinue operations of the Chock Cafes. Accordingly, the operating results of the Chock Cafe operations, including provisions for estimated lease termination costs, employee benefits and losses during the phase-out period of approximately $1,800,000 and a write-off of leasehold improvements and equipment and deferred charges of approximately $5,200,000 have been segregated from continuing operations and reported as a separate line item on the statement of operations. During the years ended July 31, 1998 and 1997, respectively, approximately $480,000 and $1,250,000 were charged against the previously established reserves.

Operating results for the year ended July 31, 1996 (exclusive of any corporate charges or interest expense and the aforementioned provisions)from discontinued operations are as follows: Net sales $3,783,397; Cost of sales $5,903,142; Selling, general and administrative expenses $710,299; Operating loss $2,830,044; Income tax credits $1,073,000; and Loss from operations $1,757,044.



NOTE 6 -- LEASES

The Company and subsidiaries lease manufacturing plants, warehouses, office space and Quikava locations and related premises. Leases which provide for payment of property taxes, utilities and certain other expenses, expire on various dates through 2009 and contain renewal options. As of July 31, 1998, the Company's obligation for future minimum rental payments, assuming the exercise of renewal options, aggregated $17,674,000. Payments required in the following five fiscal years amount to $4,654,000 (1999), $3,983,000
 (2000), $2,747,000 (2001),$1,577,000 (2002) and $1,115,000 (2003). Rental
 expense charged to continuing operations under operating leases for the years ended July 31, 1998, 1997 and 1996 was $4,531,000, $4,751,000 and
 $4,150,000, respectively.

As of July 31, 1998, future minimum rental payments due from tenants under sub-leases of retail facilities and related premises aggregated $16,313,000. Amounts receivable in the following five fiscal years amount to $2,000,000
(1999), $2,014,000 (2000), $1,954,000 (2001), $1,820,000 (2002) and
$1,778,000(2003).






















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996


NOTE 7--STOCKHOLDERS' EQUITY

A non-contributory employee stock ownership plan ("ESOP") acquires shares of the Company's common stock for the benefit of all eligible employees. The Company has made loans to the ESOP to be repaid in equal annual installments over 8 years with interest primarily at 9% and 10%. Deferred compensation equal to the loans has been recorded as a reduction of stockholders' equity representing the Company's prepayment of future compensation expense. As the Company makes annual contributions to the ESOP, these contributions will be used to repay the loans to the Company, together with accrued interest, and common stock is allocated to ESOP participants and deferred compensation is reduced.

As of December 30, 1997, the Company's Board of Directors extended the Company's Shareholder Rights Plan through December 30, 2007. The original Shareholder Rights Plan was adopted in 1987 and would have expired on December
 30, 1997. The Company's Shareholder Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or group from gaining control of the Company without offering a fair price to all shareholders. The Company's Shareholder Rights Plan provides for distribution to shareholders of a right to purchase one share of the Company's common stock currently for $28 (subject to anti-dilution adjustments) as a dividend on each of the Company's outstanding common shares. These rights are not currently exercisable and will only become exercisable upon the happening of certain events. Under certain circumstances, the rights entitle the holders to receive, upon payment of the then current exercise price of the right, that number of shares of Company common stock having a market value of two times the then current exercise price of the right. The rights are redeemable at $.01 per right at any time prior to the occurrence of certain events.

The Company's incentive compensation plan provides, among other things, for incentive or non-qualified stock options, stock appreciation rights, performance units, restricted stock and incentive bonus awards. During the years ended July 31, 1998 and 1996, respectively, non-qualified stock options for the purchase of 53,000 and 16,000 shares, at prices of $6.94 and $5.25 per share were granted to key executives under the plan. During the year ended July 31, 1998 options to purchase 8,500 shares with an exercise price of $8.50 per share were forfeited. At July 31, 1998, there were outstanding options for 401,000 shares with an average exercise price of $6.52 per share. Options granted are exercisable at the fair market value at date of grant and, subject to termination of employment (a) expire five years from the date of grant with respect to the fiscal 1998 grants and (b) expire ten years from the date of grant with respect to all prior grants, are non-transferable other than on death, and are exercisable in three equal annual installments commencing (a) one year from date of grant with respect to the fiscal 1998 grants (b) three years from date of grant with respect to all prior grants.



















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996


Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1998 and 1996 consistent with the provisions of SFAS 123, the Company's net income would have been reduced by approximately $25,000 in 1998 and $1,000 in 1997 and net loss would have been increased by approximately $2,000 in 1996, with no affect on per share amounts. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for the options awarded was estimated at the date of grant using the Black-Scholes model with the following assumptions:
expected dividend yield - 0, expected stock price volatility : 1998 - 24%, 1997 and 1996 - 22%, risk-free interest rate: 1998 - 5.69%, 1997 - 6.15% and
1996 - 5.34% and expected life of options - 4 years.

Under the incentive compensation plan, as of July 31, 1998, 31,000 common shares are outstanding which were issued to key executives in 1987 and 1988. These shares are subject to restricted stock agreements which provide that the shares will vest ratably over periods through 2001. Such shares are subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. The fair value of the shares on the dates of issuance is being charged to operations as compensation during the period the restrictions remain in effect. At July 31, 1998, 76,500 shares were available under the plan.

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

A summary of the components of net periodic pension cost for the defined benefit plans for the three years ended July 31, 1998 and total contributions charged to pension expense for the union-sponsored plans follows (in thousands):
                                                 1998         1997      1996
        Service cost-benefits earned
          during the year                      $1,886       $1,681    $1,729
      Interest cost on projected benefit
        obligation                              2,441        2,246     1,985
      Actual return on plan assets             (2,370)      (2,021)   (1,866)
      Net amortization and deferral               174          211       144
      NET PENSION COST OF DEFINED BENEFIT
        PLANS                                   2,131        2,117     1,992
      UNION-SPONSORED PLANS                       339          335       319
      TOTAL PENSION EXPENSE                    $2,470       $2,452    $2,311













NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet at July 31, for the defined benefit pension
plans (in thousands):               1998              1997
                                        Plans Whose      Plans Whose
                                        Assets Exceed    Assets Exceed
                                        Accumulated      Accumulated
                                        Benefits         Benefits
Actuarial present value of
 benefit obligations:
 Vested benefit obligation              $ (29,263)       $ (27,641)
 Accumulated benefit
  obligation                            $ (29,937)       $ (27,967)
 Projected benefit
  obligation                            $ (33,991)       $ (31,141)
 Plan assets, consisting
  primarily of U.S.
  treasury notes, other
  U.S. agency issues,
  guaranteed insurance
  contracts and corporate
  investments, at fair
  value                       	 	   31,923           29,404
Projected benefit obligation
 (in excess of)plan assets       	   (2,068)          (1,737)
Unrecognized prior service cost               333              280
Unrecognized net loss                       6,862            5,586
Unrecognized net asset at
 August 1, 1987; net of
 amortization                                (397)            (484)
Net pension asset
 recognized in the consolidated
 balance sheet                             $4,730           $3,645

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4% and 8% and 4%, respectively, at July 31, 1998 and 1997. The expected long-term rate of return on plan assets was 8.0% in 1998, 1997 and 1996, respectively.


During fiscal 1998, the Company adopted an unfunded supplemental executive retirement plan for certain key executives. The plan provides for benefits that supplement those provided by a defined benefit plan and for immediate funding in the event of a change in control of the Company (as defined). At July 31, 1998, the projected benefit obligation for this plan was approximately $450,000 and expense for this plan was approximately $50,000.



















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996


NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended July 31, 1998 and 1997:



                                             Fiscal 1998
                                         Three Months Ended
                           October 31 January 31   April 30    July 31
                           (Thousands of Dollars Except Per Share Data)

Net sales                  $108,275   $102,124     $95,896     $88,062

Gross profit                $26,740    $26,529     $25,026     $22,757

  Net income/(loss)          $1,568     $2,685      $1,313        $(67)

Per share:
  Basic                       $ .15      $ .26 (1)   $ .13      $ (.01)

  Diluted                     $ .12      $ .17 (1)   $ .11      $ (.01)

                                               Fiscal 1997
                                            Three Months Ended
                           October 31 January 31   April 30    July 31
                           (Thousands of Dollars Except Per Share Data)

Net sales                   $82,577    $84,242     $95,306     $102,079

Gross profit                $23,421    $25,787     $29,110      $28,807

  Net income                $ 1,451    $ 1,748     $ 2,236      $ 2,479 (2)

Per share:
  Basic                       $ .14      $ .17       $ .21        $ .24 (2)

  Diluted                     $ .11      $ .13       $ .15        $  16

1) Includes gain on sale of real estate of $725,000 or $.07 per basic share and $.03 per diluted share (see Note 10(c)).

(2) Includes write-off of $1,500,000
relating to litigation, $.09 per basic share and $.05 per diluted share and $767,000 income tax credit relating to realization of prior year capital loss not previously recorded , $.07 per basic share and $.03 per diluted share, (see Notes 10(d) and 4).




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
July 31, 1998, 1997 and 1996

NOTE 10--OTHER ITEMS

a. 	Receivables other than trade at July 31,1998 and 1997 amount to
	$4,352,000 and $576,000, respectively. The 1998 amount includes $2,400,000 from the seller of Park resulting from an adjustment to the purchase price (see Note 2) and the amount of an insurance claim (see Note 10(e)).

b.	Other assets and deferred charges consist of (in thousands):

    July 31,                                         1998             1997

Deferred financing costs (1)                       $2,051	    $2,460
Non-compete agreements, net                           854	     1,424
Trademarks, net                                     5,062	     5,207
Customer lists, net                                 2,359	     3,512
Due from co-packer                                  2,574	     1,711
Prepaid pension expense                             4,730	     3,645
Other                                               5,593	     5,840
                                                  $23,223          $23,799



(1) Being amortized over the terms of the related indebtedness (see Note 3).

c. In November 1997, the Company consummated the sale of one of its downtown Manhattan properties for $6,900,000, resulting in an after tax gain of $725,000.

d. In connection with closing a business and termination of a pension plan the Company paid a liability for an underfunded pension plan of approximately $1,500,000 and recorded a similar amount receivable at July 31, 1994 from the previous owner of such business pursuant to certain provisions of the acquisition agreement. The previous owner of the business contested the liability to the Company and the Company commenced litigation seeking collection of such amount. In August 1997, the United States District Court Southern District of New York granted the previous owner's motion for summary judgment. The Company then appealed the decision to the Second Circuit. However, due to the then uncertainty surrounding the outcome of such appeal and in light of the aforementioned decision, the Company wrote-off the $1,500,000 due from the previous owner. Such amount is included in other deductions in fiscal 1997. In August 1998, the Second Circuit affirmed the decision of the District Court.

e. Other deductions in fiscal 1998, includes a $650,000 charge for the write-off of leasehold improvements and equipment and provision for estimated lease termination costs related to the Quikava operations. Other income in fiscal 1998, includes $570,000 of income resulting from an insurance claim of approximately $1,000,000 (the balance is shown as a reduction of cost of sales) related to the unauthorized distribution of inventory.


NOTE 11 -- INDUSTRY SEGMENT INFORMATION

The Company's financial information by industry segment for 1998, 1997 and 1996 may be found immediately after "Managements Discussion and Analysis of Financial Condition and Results of Operations."









SELECTED FINANCIAL DATA
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

			 _________________YEAR ENDED JULY 31__________________
                                  1998      1997      1996      1995      1994
			(Dollar Amounts in Thousands, Except Per Share Amounts)

Net sales                     $394,357  $364,204  $321,135  $326,141  $263,511
Income from
  continuing operations          5,499     7,914     4,631     6,738     8,243
Working capital                 92,229    99,086    87,053    89,612    81,590
Working capital ratio         5.9 to 1  4.5 to 1  4.7 to 1  4.3 to 1  3.6 to 1
Total assets                   201,184   217,330   199,435   207,005   208,807
Long-term debt                  92,247   106,066   105,235   106,569   110,427
Stockholders' equity            77,555    71,881    63,487    64,937    58,262
Per common share (1):
 Income from continuing
   operations:
   Basic                           .53       .76       .45       .65       .80
   Diluted                         .45       .55       .41       .51       .57
   Stock dividends distributed                                     3%        3%
   Stockholders' equity           7.16      6.70      5.91      6.05      5.43
   ________________________

   (1) Per share data has been retroactively adjusted for a 3% stock dividend in July 1995 and 1994.

FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K and in the letter of the President and Chief Executive Officer and Chairman of the Board and elsewhere in the Company's Annual Report to Shareholders, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations and information available to management at this time. They may involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors which could cause actual results to differ from the forward looking statements include, among others, the following: general economic and business conditions; the availability of green coffee; green coffee prices; competition; the success of operating initiatives; development and operating costs, including green coffee prices; advertising and promotional efforts; brand awareness; the existence of or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for Quikava franchised outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations; construction costs, and the Year 2000 issue.

















MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS

The discussion and analysis that follows relates solely to continuing operations of the Company. Net income for 1998 and 1997, is the same as the results from continuing operations.

Net sales from beverage products increased to $390,731,000 or 8.4% for the year ended July 31, 1998 compared to $360,467,000 for the prior year. The increase was primarily due to increases in the average selling price of coffee and to a lesser extent a 2.8% increase in coffee pounds sold. Operating profit from beverage products was $17,854,000, a decrease of 24% for the year ended July 31, 1998 compared to the prior year. The decrease resulted primarily from decreased gross margins attributable to an increase in the average cost of green coffee greater than the increase in the average selling price of coffee and increased manufacturing costs, partially offset by increased coffee pounds sold and increased sales of allied products. During the year ended July 31, 1998 prices for green coffee ranged from a high of $2.11 to a low of $1.06 per pound. Selling ,general and administrative expenses decreased slightly primarily due to reduced coupon, compensation and bad debt costs and decreased amortization of purchased intangibles, partially offset by increased advertising, delivery and legal costs. Certain of the Company's selling expenses vary with the number of pounds sold, therefore these selling expenses have increased in 1998 compared to 1997.

Quikava's growth plans involve franchising the concept, thereby generating initial franchise fees and continuing royalty income to cover headquarters' expenses. Franchise operated shop sales were $3,531,000 for the year ended July 31, 1998 versus $2,437,000 an increase of 45% over 1997. Quikava company-operated shop sales were $3,626,000 for the year ended July 31, 1998 compared to $3,737,000 in 1997. Company operated shops generate potential franchise interest and gain exposure to the concept. Operating losses amounted to $1,781,000 for the year ended July 31, 1998, compared to $1,998,000 in the prior year. The operating losses consist primarily of headquarters' expenses (primarily payroll and related expenses for franchising infrastructure) and shop level losses, partially offset by initial franchise fee income in 1998 and royalty income on franchisee sales.

Net income was $5,499,000 ($.53 per basic share and $.45 per diluted share) for the year ended July 31, 1998, compared to $7,914,000 ($.76 per basic share and $.55 per diluted share). The difference was primarily due to reduced operating profits from beverage products and to lesser extent reduced interest income (resulting from decreased invested funds), partially offset by decreased income taxes (attributable to decreased income before income taxes), the unfavorable litigation result in fiscal 1997, the gain on sale of real estate in 1998 ($.07 per basic share and $.03 per diluted share) and to a lesser extent reduced interest expense (resulting from reduced amounts of debt outstanding in the second half of the year).












In January 1997, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Ireland Coffee and Tea Company ("Ireland"). The business of Ireland consists of roasting and distributing coffees to hotels, restaurants and institutions on the East Coast.

Net sales from beverage products increased $41,254,000 or 13% for the year ended July 31, 1997, compared to the prior year. The increase was primarily due to a 15% increase in coffee pounds sold. Operating profits from beverage products were $23,498,000, an increase of 41% for the year ended July 31, 1997 compared to the prior year. The increase resulted primarily from increased gross margins and the operations of Ireland from date of acquisition, partially offset by increased selling, general and administrative expenses. Increased gross margins were primarily due to increased coffee pounds sold and a decrease in the average cost of green coffee. During the year ended July 31, 1997 prices for green coffee ranged from a high of $3.15 to a low of $1.03 per pound. Selling, general and administrative expenses increased primarily due to increased advertising, brokerage and data processing costs and salaries. Certain of the Company's selling expenses vary with the number of pounds sold, therefore these selling expenses have increased in 1997 compared to 1996.

 Net sales of Quikava franchise operated shops increased to $2,437,000 for the year ended July 31, 1997 from $1,747,000 in the prior year. Company operated shops with net sales of $3,737,000 (fiscal 1997) and $1,922,000 (fiscal 1996) were opened in new markets to generate potential franchisee interest and gain exposure to the concept. Operating losses increased to $1,998,000 for the year ended July 31, 1997 compared to $1,649,000 in the prior year. The increase in operating losses consists primarily of increased headquarters' expenses (primarily payroll and related expenses for franchising infrastructure and pre-opening costs) and increased shop level losses (primarily due to the number of shops open less than 12 months), partially offset by increased royalty income on increased franchisee sales. The first year shops opening in new markets with lack of brand recognition resulted in slower sales growth and greater shop level losses than established comparable shops.

Income from continuing operations was $7,914,000 or $.76 per basic share and $.55 per diluted share for the year ended July 31, 1997, compared to $4,631,000 or $.45 per basic share and $.41 per diluted share for the prior year. The difference was primarily due to increased operating profits from beverage products and to a lesser extent increased interest income (resulting from increased invested funds in the early part of fiscal 1997) and reduced interest expense (resulting from lower amounts of debt outstanding), partially offset by increased income taxes, the write-off of amounts due from the previous owner of an acquired business due to the result of unfavorable litigation and increased operating losses from Quikava. Increased income taxes are primarily attributable to increased income before income taxes, partially offset by realization of a prior year capital loss not previously recorded. The net loss for 1996 is due to a loss from discontinued operations of $6,167,000 or $.60 per basic share and $.28 per diluted share (see Note 5 of Notes to Consolidated Financial Statements).

General inflation has been relatively low for the last several years; however, green coffee prices have changed significantly during fiscal 1998, 1997 and 1996. While the Company manages its inventory to have rapid turnover, the changes in green coffee prices have required the Company at times to carry higher inventories (dollars) than it might otherwise have done in a more stable green coffee market and impacted the Company's gross profit percentage.












LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1998, working capital was approximately $92,229,000 and the ratio of current assets to current liabilities was 5.9 to 1.

As of July 31, 1998, the Company had unused borrowing capacity of approximately $37 million under its credit facilities of $40 million with Fleet Bank, N.A. and The Chase Manhattan Bank (see Note 3 of Notes to Consolidated Financial Statements).

The Company plans on expanding its Quikava franchised operations, which are currently operating in 30 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable but are being offset by franchise income and, in addition, Quikava headquarters' expenses of approximately $1,100,000 on an annual basis are not being absorbed.

The Company believes that its cash flow from operations, its cash equivalents and its revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

GREEN COFFEE MARKET

Coffee is one of the leading commodities traded on futures exchanges. Supplies fluctuate with the weather and prices can be and have been volatile. The supply and price is affected by multiple factors, such as weather, weather forecasts, consumption trends, changes in stock levels, export restrictions observed by members of the Association of Coffee Producing Countries ("ACPC"), activities of hedge funds, politics and economics in the coffee producing countries, many of which are lesser developed nations. While coffee trades primarily on the futures market, coffee of the quality level sought by the Company can trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase.

In the sixties some coffee exporting countries plus a group of coffee importing countries together formed the International Coffee Organization ("ICO"). The principal aim of the organization was to stabilize coffee prices in the world market. One of the instruments which the ICO used to achieve this goal was a system allocating an export quota to each of the coffee producing countries. In July 1989, this system was abandoned due to disagreements involving several exporting as well as importing countries. In 1994, a new International Coffee Agreement came into force which no longer included the price stability mechanism. As a consequence, the function of the ICO changed. This organization now provides a forum where exporting and importing countries can discuss matters pertaining to coffee. In addition, the ICO publishes statistics about the coffee market and has become an administrative organization.

When the export quota system was abandoned in 1989, coffee prices declined in the global market. Certain exporting countries were dissatisfied with the new situation and tried to regain their grip on the international coffee market.
In 1993, they established the ACPC to boost coffee prices in the global market by keeping part of annual production out of the world market. The ACPC members account for around 70% of world coffee exports. The ACPC attempts to achieve better prices by agreeing on export quotas for each member country and an export volume ceiling for the organization as a whole.

The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the 1994 frosts in Brazil discussed below. Nonetheless, the ACPC met in November 1994 and resolved to sustain green coffee prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee which were scheduled to expire in June 1996 through the 1996/1997 green coffee year. No further actions have been taken by the ACPC subsequent to that date. The Company is unable to predict whether the ACPC will be successful in achieving its goals. Based on published statistics the supplies of green coffees held by consumers (roasters and buyers) are currently near historically low levels.

Brazil, the world's largest coffee producer, experienced frosts in June and July of 1994 which reportedly damaged approximately 40% of the green coffee crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee prices and other coffee-product prices worldwide. The Company purchases a modest amount of its green coffee from Brazil. In the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee which carried over into the first three quarters of 1995. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee prices that resulted from the Brazilian frosts. Subsequent to such period through January 1997, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to aforementioned frosts. In February 1997, green coffee prices began to rise significantly reaching a high of $3.18 per pound in May 1997. This bull market was somewhat unique in that the fundamental cause was very tight stocks of arabica coffee in consuming countries. Historically, bull markets have been the direct result of weather developments in Brazil, specifically cold weather and drought that damages the following crop.

During fiscal 1998, the green coffee market has been in the $1.09 to $2.11 per pound range, most recently at the lower end of this range. From August 1997 until February 1998, coffee remained relatively high, most of the time at above $1.70 per pound, when a fast, substantial and sustained drop occurred, caused by a significantly large Brazilian crop. This left the Company with large quantities of high-priced inventory while sales slowed as retailers waited for the green coffee market to effect the price they pay for roasted coffee and pressure intensified as major competitors cut prices in response. The result was lower net income in the third quarter of fiscal 1998 compared to the first and second quarters and an approximate break-even in the fourth quarter.

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

A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduce the risk of price fluctuations. In addition, the Company uses options and futures for hedging purposes to reduce the risk of changing green coffee prices. Green coffee is a large market with well-established brokers, importers and warehousemen though which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facilities and third-party warehouses representing anywhere from four to ten weeks of supply requirements.

All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee from any particular country.

Retail Customers are very price-sensitive about the purchase of coffee in supermarkets. When retail prices increase dramatically, take away declines and consumers switch to less expensive brands and high yield roasts. Likewise, Foodservice Customers in times of price increase tend to stretch the use of inventory.






Year 2000 Issue

In 1998, the Company established an oversight committee, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000. The Company has a formal Year 2000 Program focusing on three key readiness areas: 1) Internal hardware/software and non-information technology systems; 2) Supplier readiness; and 3) Customer readiness. For each readiness area, the Company has identified steps to perform and developed timetables for Year 2000 compliant. The Company has conducted an assessment of internal applications and hardware. Some software applications have been made Year 2000 compliant and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant. All software remediation is scheduled to be completed no later than the beginning of 1999. The Year 2000 compliant evaluation of hardware, including roasters, grinders, bagging machines, telecommunication equipment, workstations and other items, is nearing completion. The Company has identified and contacted key suppliers. To date, the Company has received responses from the majority of its key suppliers, most of which indicate that the suppliers are in the process of developing remediation plans. Based on the supplier's progress to adequately address the Year 2000 issue, the Company will develop a suppliers action list and contingency plan. The Company has identified and been in contact with key customers. The customers have responded that they are or will be Year 2000 compliant.

The Company has expensed approximately $350,000 for Year 2000 costs in fiscal 1998 and estimates future expenditures for Year 2000 compliance to be approximately $275,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section. Since the programs described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company, its suppliers or customers fail or experience significant difficulties related to the Year 2000, the Company's results of operation and financial condition could be materially affected.




SEGMENT INFORMATION
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

					___________Year Ended July 31_______
                                                  1998        1997       1996
						(Amounts in Thousands)
Net sales - Beverage products                 $390,731    $360,467   $319,213
Net sales - Quikava                              3,626       3,737      1,922
                                              $394,357    $364,204    321,135

Rental revenues                               $  2,011    $  2,091   $  2,156

Operating profit\(loss):
    Beverage products                         $ 17,854    $ 23,498   $ 16,708
    Quikava                                     (1,781)     (1,998)    (1,649)
    Real estate                                    260         140        671
    Eliminations                                  (703)       (393)      (625)
                                              $ 15,630    $ 21,247   $ 15,105
Identifiable assets:
    Beverage products                         $171,642    $186,304   $152,168
    Quikava                                      4,198       4,835      4,720
    Real estate                                  3,901       9,356      9,493
    Corporate                                   21,443      16,835     33,054
                                              $201,184    $217,330   $199,435
Depreciation and amortization:
    Beverage products                         $  6,170    $  6,843   $  6,006
    Quikava                                        378         366        197
    Corporate                                      177         177        177
                                              $  6,725    $  7,386   $  6,380

Capital expenditures:
    Beverage products                         $  6,648    $  5,154   $  4,831
    Quikava                                        170         953      2,566
    Corporate                                      108          17         14
                                              $  6,926    $  6,124   $  7,411


______________________


The beverage products segment is engaged in the (a) roasting, packing and marketing of regular, instant, decaffeinated and specialty coffees and (b) packing and marketing of regular and decaffeinated tea for sale to Retail, Foodservice and Private Label customers. Additionally, other related food products are marketed and sold to Foodservice customers. Quikava operations feature a full assortment of specialty coffee beverages and a variety of freshly prepared foods and baked goods specifically suited for in-car consumption. See Note 5 of Notes to Consolidated Financial Statements for discontinued cafe operations. Operations of real estate represent rental and other income principally from the Company's original restaurant facilities.


All of the Company's operations are located in the United States. Export sales are not significant.

Identifiable assets under the caption "Corporate" include (1) cash and cash equivalents, investments in marketable securities and short-term investments of $5,214,000 (1998), $3,781,000 (1997) and $15,180,000 (1996) and (2) net
assets of discontinued operations of $895,000 (1997) and $941,000 (1996).




CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES COMMON SHARE PRICES

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CHF. The Company has approximately 14,000 shareholders of record as of October 8, 1998.

                                        _____1998____        _____1997____

                                        High     Low           High    Low

    1st Quarter                         8 3/4    6 1/2        5 3/8   4 5/8
    2nd Quarter                     	7 7/8    6 1/2	      5 3/8   4 5/8
    3rd Quarter                     	7 15/16  6 5/8	      6 1/8   5 1/8
    4th Quarter                     	7 15/16  6 1/4	     7 7/16   5 5/8

Pursuant to certain provisions of a revolving credit and term loan agreement, the Company may not declare or pay any dividend (except for stock dividends).


Item 14(d)
CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

  Column A               Column B     Column C          Column D    Column E
				       	 Additions
                         Balance at   Charged to                     Balance
                         Beginning    Costs and                     at End of
Description              of Period    Expenses   Other  Deductions   Period
                                                            (1)
Year ended July 31, 1998:
 Allowance for doubtful
  accounts and discounts $1,422,000  $2,062,928 $22,508 $2,178,436 $1,329,000
Year ended July 31, 1997:
 Allowance for doubtful
  accounts and discounts $1,133,000  $2,440,846         $2,151,846 $1,422,000

Year ended July 31, 1996:
 Allowance for doubtful
  accounts and discounts $1,251,000  $2,315,902         $2,433,902 $1,133,000

 (1) Discounts taken by customers and uncollectible accounts written-off, net of recoveries.