Form 10-Q
period 1998-10-31
CHOCK FULL O NUTS CORP
filed 1998-12-17
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	        Washington, D.C. 20549

	       FORM 10-Q

	          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	         OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    October 31, 1998      Commission File Number 1-4183



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





	No. of Shares of Common Stock ($.25 par value) outstanding as of December 11, 1998 - 10,830,922



	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX

													Page No.
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
        October 31, 1998 and July 31, 1998                         1 & 2 of 14

	Unaudited Condensed Consolidated Statements of Income-
        Three Months Ended October 31, 1998 and 1997                   3 of 14


	Unaudited Condensed Consolidated Statements of Cash Flows -
        Three Months Ended October 31, 1998 and 1997                   4 of 14

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
        October 31, 1998                                           5 & 6 of 14

	Notes to Unaudited Condensed Consolidated Financial
        Statements - October 31, 1998                              7 & 8 of 14

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations  9, 10, 11, and 12 of 14


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

Item 5. Other Information                                             13 of 14

Item 6.  Exhibits and Reports on Form 8-K                             13 of 14

Signatures                                                            14 of 14

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

                                        October 31, 1998          July 31, 1998
ASSETS
Current assets:
  Cash and cash equivalents              $16,226,023              $  6,148,068
  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,222,000                40,051,911                40,559,581
   and $1,329,000

   Inventories                            57,290,758                60,641,309

   Prepaid expense and other               3,128,680                 3,636,446
       Total current assets              116,697,372               110,985,404

Property, plant and
  equipment - at cost      $106,900,854              $105,327,427
    Less allowances for
      depreciation and
      amortization          (57,910,550   48,990,304  (56,346,824)  49,025,603

Real estate held for
 development or sale, at cost              2,161,383                 2,175,344

Other assets and deferred
 charges                                  22,769,752                23,223,366

Excess of cost over net
 assets acquired                          15,096,234                15,773,875
                                        $205,715,045              $201,183,592



Note: The balance sheet at July 31, 1998 has beenderived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.





















                                   1 of 14


                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   October 31,      July 31,
                                                      1998            1998
                                                   (Unaudited)       (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current installments of long-term debt         $    2,240,000
Accounts payable                                   13,587,007      $8,502,778

Accrued expenses                                    6,796,611       9,159,994

Income taxes                                         698,074       1,093,979

  Total current liabilities                        23,321,692      18,756,751

Long-term debt, excluding current installments     91,171,158      92,246,967

Other non-current liablities                        3,046,919       3,854,833

Deferred income taxes                               8,770,000       8,770,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,306,444 shares                        2,826,611       2,826,611
  Additional paid-in-capital                       52,064,121      52,064,121
  Retained earnings                                32,617,070      30,848,452
  Cost of 475,522 shares in treasury               (6,573,719)     (6,573,719)
  Deferred compensation under stock bonus
    plan and employees' stock ownership plan       (1,528,807)     (1,610,424)

          Total stockholders' equity               79,405,276      77,555,041

                                                 $205,715,045    $201,183,592


Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.


















                                 2 of 14

              CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                 Three Months Ended October 31,
Revenues:                                            1998             1997
  Net Sales                                     $  94,762,818   $108,275,295
  Rentals from real estate                            571,618        514,579

                                                   95,334,436    108,789,874

Cost and expenses:
  Cost of sales                                    68,772,087     81,535,083
  Selling, general and
   administrative expenses                         21,576,628     21,977,843
  Expenses of real estate                             404,153        393,552

                                                   90,752,868    103,906,478
     Operating profit                               4,581,568      4,883,396

Interest income                                       209,248         62,076
Interest expense                                   (1,831,737)    (2,189,594)
Other income /(deductions) - net                       23,539        (33,987)

     Income before income taxes                     2,982,618      2,721,891

Income taxes                                        1,214,000      1,154,000

     Net income                                 $   1,768,618     $1,567,891

Income per share:
      Basic                                              $.17           $.15

      Diluted                                            $.13           $.12


See notes to unaudited condensed consolidated financial statements.


                                   3 of 14


             CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended October 31,
                                                    1998              1997
Operating Activities:
 Net income                                    $  1,768,618        $1,567,892
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization of
   property, plant and equipment                  1,563,726         1,668,360
  Amortization of deferred
    compensation and deferred charges               754,358         1,190,890
  Other, net                                       (580,326)         (320,528)
  Changes in operating assets and
   liabilities:
    Decrease/(increase) in accounts
      receivable                                     614,843       (6,057,965)
    Decrease in inventory                          3,350,551       12,998,714
    Decrease/(increase) in prepaid
      expenses                                       491,698         (215,992)
    Increase/(decrease)in accounts
     payable, accrued expenses and
     income taxes                                   2,324,941      (3,645,602)
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                      10,288,409       7,185,769
Investing Activities:
 Sales of marketable securities                        16,068
 Purchases of marketable securities                                    (5,535)
 Purchases of property, plant and
  equipment                                        (1,528,427)     (1,231,039)
NET CASH (USED IN)
  INVESTING ACTIVITIES                             (1,512,359)     (1,236,574)
Financing Activities:
  Proceeds from/(payments of) long-
   term debt, net                                   1,164,191      (1,814,154)
  Proceeds from/(advances to)
   co-packer, net                                     137,714      (1,231,817)
  Loan to employees' stock ownership
   plan                                             _________      (1,000,000)
NET CASH PROVIDED BY/(USED IN)
 FINANCING ACTIVITIES                               1,301,905      (4,045,971)
Increase in Cash and
 Cash Equivalents                                  10,077,955       1,903,224
Cash and Cash Equivalents at
 Beginning of Period                                6,148,068       4,585,633
Cash and Cash Equivalents at End of
 Period                                           $16,226,023      $6,488,857


See notes to unaudited condensed financial statements.




                                       4 of 14




                  CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                       Common Stock
                                                 Issued            In Treasury
                                            Shares    Amount    Shares   Amount
                                                        In Thousands
Balance at July 31, 1998                    11,306    $2,827      476    $6,574
Net Income

Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
  Amortization

Balance at October 31, 1998                11,306    $2,827       476    $6,574







See notes to unaudited condensed consolidated financial statements.































                               5 of 14

	CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                      Deferred
                                    Compensation
                                     Under Stock
                                    Bonus Plan and     Additional
                                  Employees' Stock      Paid-In      Retained
                                   Ownership Plan       Capital      Earnings
                                                     In Thousands

Balance at July 31, 1998            $1,610            $52,064        $30,848
Net income                                                              1,769

Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                         81

Balance at October 31, 1998          $1,529            $52,064        $32,617


See notes to unaudited condensed consolidated financial statements.











                              6 of 14



             CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            October  31, 1998
(A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring
      accruals)	considered necessary for a fair presentation have been
      included. Operating results for the three months ended October 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.

(B)	Basic per share data is based on the weighted average number of common
	shares outstanding of 10,495,000 and 10,395,000 for the three months ended October 31, 1998 and 1997, respectively. Diluted per share data, assuming conversion of debentures, is based on 21,545,000 and 22,230,000 shares outstanding for the three months ended October 31, 1998 and 1997, respectively. In addition, net income is increased due to a reduction of interest and amortization charges, net of income taxes, on the assumed conversion of debentures of $1,016,000 and $1,057,000 for three months ended October 31, 1998 and 1997, respectively.


(C)	Inventories are stated at the lower of cost (first-in, first-out) or
	market. The components of inventory consist of the following:


                                            October 31,          July 31,
                                              1998                 1998
Finished goods                              $37,040,246         $35,775,998
Raw materials                                13,364,639          17,539,666
Supplies                                      6,885,873           7,325,645
                                            $57,290,758         $60,641,309

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through November 30, 1999 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest on all such loans is equal to the prime rate or at the Company's option the London Interbank Offering Rate ("LIBOR") plus 1.25%, subject to adjustment based on the level of loans outstanding (8% at prime and 7.13% at LIBOR, at Ocotber 31, 1998). Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($3,000,000 at October 31, 1998) are to be repaid in January 2003. Outstanding loans under the revolving credit agreements are to be repaid in January 2003. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.



                                      7 of 14



(E)	Prepaid expenses and other on the unaudited condensed consolidated
	balance sheets includes deferred income taxes of $951,000.

(F)	As of August 1, 1998, the Company adopted Statement of Financial
	Accounting Standards No. 130, "Reporting Comprehensive Income"
        (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income
        and accumulated	other comprehensive items.  Comprehensive income is
        defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the three month periods ended October 31, 1998 and 1997, other comprehensive income was not material.

	In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending July 31, 1999. The statement
        changes the way	public companies report information about segments of
        their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. However, information is not to be presented for interim financial statements in the first year of implementation. Adoption of SFAS
        No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending July 31, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its
        issuance.  The 	Company expects to adopt the new Statement effective
        August 1, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

(G)	On December 4, 1998, the Company called for redemption $5,000,000
	of its 8% Convertible Subordinated Debentures using existing invested funds.

(H)	The Company uses coffee futures and options for hedging purposes to reduce the effect of changing green coffee prices. The contracts that effectively meet the risk reduction and correlation criteria are recorded using hedge accounting. Effectiveness is measured based upon high correlation between commodity gains and losses on the futures and options and those on the firm commitment. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying inventory purchase. Gains and losses on hedges that are terminated prior to inventory purchases are recorded in inventory until the inventory is sold.











                                     8 of 14



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

	Operations

	The following is Management's discussion and analysis of certain significant factors that have affected the Company's operations during the periods included in the accompanying unaudited condensed
        consolidated statements	of operations.

	Net sales from beverage products decreased to $93,867,000 or 12.4% for the three months ended October 31, 1998 compared to $107,184,000 for
the	comparable period of the prior year. The decrease was primarily due to a
	decrease in the average selling price of coffee partially offset by an 11.4% increase in coffee pounds sold (primarily attributable to the Park Coffee Company ("Park")acquisition in July 1998). Operating profit from beverage products was $4,707,000 a decrease of 9.4% for the three months ended October 31, 1998 compared to the prior year's comparable period. The decrease for the three months resulted primarily from decreases in gross margins, partially offset by decreases in selling, general and administrative expenses and the operating profit of Park. Decreased gross margins were primarily due to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee partially offset by increased coffee pounds sold. During the three months ended October 31, 1998 prices of green coffee ranged from a high of $1.35 to a low of $1.02 per pound. Selling, general and administrative expenses decreased, other than those applicable to Park, primarily due to decreased advertising, compensation costs and amortization of purchased intangibles, partially offset by increased delivery costs.

	Quikava's growth plans involve franchising the concept, thereby generating initial franchise fees and continuing royalty income to cover headquarters' expenses. Franchise operated shop sales were $1,077,000 for three months ended October 31, 1998 versus $644,000, an increase of 67%, in the comparable 1997 period. Quikava company-operated shop sales were $896,000 for the three months ended
        October 31, 1998 compared to $1,091,000 in the comparable period of the prior year. Company operated shops generate potential franchise interest and gain exposure to the concept. Operating losses amounted to $292,000 for the three months ended October 31, 1998 compared to $435,000 in the comparable period of the prior year. The operating losses consist primarily of headquarters' expenses (primarily payroll and related expenses for franchising infrastructure) and shop level losses, partially offset by initial franchise fee income and royalty income on franchisee sales.

	Net income was $1,769,000 ($.17 per basic share and $.13 per diluted share) for the three months ended October 31, 1998, compared to $1,568,000 ($.15 per basic share and $.12 per diluted share) for the comparable period of the prior year. The increase was primarily due to decreased interest expense (resulting from reduced amounts of debt outstanding, increased interest income (resulting from increased invested funds) and decreased operating losses from Quikava, partially offset by decreased operating profits from beverage products and increased income taxes(primarily attributable to increased income before income taxes).


                                        9 of 14

	Liquidity and Capital Resources

	As of October 31, 1998, working capital was approximately $93,375,000 and the ratio of current assets to current liabilities was 5 to 1.

	As of October 31, 1998, the Company had unused borrowing capacity of approximately $35 million under its credit facilities of $40 million with Fleet Bank, N.A.and The Chase Manhattan Bank (see Note D of Notes to Unaudited Condensed Consolidated Financial Statements).

	See Note G of Notes to Unaudited Condensed Consolidated Financial Statements relative to a partial redemption of the Company's 8% Convertible Subordinated Debentures.

	The Company plans on expanding its Quikava franchised operations, which are currently operating in 36 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable but are being partially offset by franchise fee and royalty income and, in addition , Quikava headquarters' expenses of approximately $1,000,000 on an annual basis are not being absorbed.

	The Company believes that its cash flow from operations, its cash equivalents and funds available under its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.

	Green Coffee Market

	Coffee is one of the leading commodities traded on futures exchanges. Supplies fluctuate with the weather and prices can be and have been volatile. The supply and price is affected by multiple factors, such as weather, weather forecasts, consumption trends, changes in stock levels, export restrictions observed by members of the Association of Coffee Producing Countries ("ACPC") members, activities of hedge funds, politics and economics in the coffee producing countries, many of which are lesser developed nations. While coffee trades primarily on the futures market, coffee of the quality level sought by the Company can trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase.

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

                                        10 of 14

	The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the 1994 frosts in Brazil discussed below. Nonetheless, the ACPC met in November 1994 and resolved to sustain green coffee prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee which were scheduled to expire in June 1996 through the 1996/1997 green coffee year. No further actions have been taken by the ACPC subsequent to that date. The Company is unable to predict whether the ACPC will be successful in achieving its goals. Based on published statistics the supplies of green coffees held by consumers (roasters and buyers) are
        currently, near	historically low levels.

	Brazil, the world's largest coffee producer, experienced frosts in June and July of 1994 which reportedly damaged approximately 40% of the green coffee crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee prices and other coffee-product prices worldwide.The Company purchases a modest amount of its green coffee from Brazil. In the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee which carried over into the first three quarters of 1995. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee prices that resulted from the Brazilian aforementioned frosts. Subsequent to such period through January 1997, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the frosts. In February 1997, green coffee bean prices began to rise significantly reaching a high of $3.18 per pound in May 1997. This bull market was somewhat unique in that the fundamental cause was very tight stocks of arabica coffee in consuming countries. Historically, bull markets have been the direct result of weather developments in Brazil, specifically cold weather and drought that
        damages	he following crop.

	During the fiscal 1998, the green coffee market was in the $1.09 to $2.11 per pound range, and towards the end of such year at the lower end of this range. From August 1997 until February 1998, coffee remained relatively high, most of the time at above $1.70 per pound, when a fast, substantial and sustained drop occurred caused by a significantly large Brazilian crop. This left the Company with large quantities of high-priced inventory while sales slowed as retailers waited for the green coffee market to effect the price they pay for roasted coffee and pressure intensified as major competitors cut prices in response. The result was lower net income in the third quarter of fiscal 1998 compared to the first and second quarters and an approximate break-even in the fourth quarter.

	During the first quarter of fiscal 1999, the coffee market was in the $1.02 to $1.35 per pound range. The large Brazilian crop continues to overhang the coffee market, notwithstanding the effects in Central America of Hurricane Mitch, and the price of coffee currently is at the lower end of that range.

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





11 of 14





        A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of price fluctuations. In addition, the Company uses options and futures for hedging purposes to reduce the risks of changing green coffee prices. Green coffee is a large market with well-established brokers, importers and warehousemen through which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facilities and third-party warehouses representing nywhere from four to ten weeks of supply requirements.

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

	Year 2000 Issue

        In 1998, the Company established an oversight committee, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000. The Company has a formal Year 2000 Program focusing on three key readiness areas: 1) Internal hardware/software and non-information technology systems; 2) Supplier readiness; and 3) Customer readiness. For each readiness area, the
        Company has identified steps to    perform and developed timetables for
        Year 2000 compliance. The Company has conducted an assessment of internal applications and hardware. Some software applications have been made Year 2000 compliant and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant. All software remediation is scheduled to be completed no later than the beginning or 1999. The Year 2000 compliance evaluation of hardware, including roasters, grinders, bagging machines, telecommunication equipment, workstations and other items, is nearing completion. The Company has identified and contacted key suppliers. To date, the Company has received responses from the majority of its key suppliers, most of which indicate that the suppliers are in the process of developing remediation plans. Based on the supplier's progress to adequately address the Year 2000 issue, the Company will develop a supplier action list and contingency plan. The Company has identified and been in contact with Key customers. The customers have responded that they are or will be Year 2000 compliant.

        The Company has expensed approximately $350,000 for Year 2000 costs in fiscal 1998 and estimates future expenditures for Year 2000 compliance to be approximately $275,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section. Since the programs described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company, its suppliers or customers fail or experience significant difficulties related to the Year 2000,the Company's results of operations and financial conditions could be materially affected.




                                            12 of 14



	Part II.   Other Informatio n

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
        adverse publicity; availability, locations and terms of sites for Quikava franchised outlets; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations; construction costs and the Year 2000 issue.

	Item 6.    Exhibits and Reports on Form 8-K

	     		a)  Exhibits - Financial Data Schedule - Exhibit 27 -
                                                                     see below
	     		b)  Reports on Form 8-K
				None






























                                      13 of 14


                       Appendix A to item 601 (c) of Regulation S-K

                            (Article 5 of Regulation S-X

                  Chock full o'Nuts Corporation and Subsidiaries)



Item Number        Item Description                              Amount
5-02 (1)           Cash and cash items                           $  16,226,023
5-02 (2)           Marketable securities$                             -0-
5-02 (3) (a) (1)   Notes and accounts receivable - trade         $  41,273,911
5-02 (4)           Allowances for doubtful accounts              $   1,222,000
5-02 (6)           Inventory                                     $  57,290,758
5-02 (9)           Total current assets                          $ 116,697,372
5-02 (13)          Property, plant and equipment                 $ 106,900,854
5-02 (14)          Accumulated depreciation                      $  57,910,550
5-02 (18)          Total assets                                  $ 205,715,045
5-02 (21)          Total current liabilities                     $  23,321,692
5-02 (22)          Bonds, mortgages and similar debt             $  91,171,158
5-02 (28)          Preferred stock - mandatory redemption               -0-
5-02 (29)          Preferred stock - no mandatory redemption            -0-
5-02 (30)          Common stock                                  $   2,826,611
5-02 (31)          Other stockholders' equity                    $  76,578,665
5-02 (32)          Total liabilities and stockholders' equity     $205,715,045
5-03 (b) 1 (a)     Net sales of tangible products                $  94,762,818
5-03 (b) 1         Total revenues                                $  95,334,436
5-03 (b) 2 (a)     Cost of tangible goods sold                   $  68,772,087
5-03 (b) 2         Total costs and expenses applicable to
                   sales and revenues                            $  69,176,240
5-03 (b) 3         Other costs and expenses                      $      -0-
5-03 (b) 5         Provision for doubtful accounts and notes     $     454,000
5-03 (b) (8)       Interest and amortization of debt             $   1,831,737
5-03 (b) (10)      Income before taxes and other items           $   2,982,618
5-03 (b) (11)      Income tax expense                            $    1,214,000
5-03 (b) (14)      Income/loss continuing operations             $    1,768,618
5-03 (b) (15)      Discontinued operations                               -0-
5-03 (b) (17)      Extraordinary items                                   -0-
5-03 (b) (18)      Cumulative effect - changes in accounting principles  -0-
5-03 (b) (19)      Net income or loss                            $   1,768,618
5-03 (b) (20)      Earnings per share - basic                           $.17
5-03 (b) (20)      Earnings per share - diluted                         $.13




SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CHOCK FULL O' NUTS CORPORATION
                                                        (Registrant)





December 11, 1998
                                                Marvin I. Haas
                                                President and Chief
                                                Executive Officer



December 11, 1998
                                                 Howard M. Leitner
                                                 Senior Vice President and
                                                 Chief Financial and
                                                 Accounting Officer







































                                  14 of 14