Form 10-Q
period 1999-01-31
CHOCK FULL O NUTS CORP
filed 1999-03-16
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	        Washington, D.C. 20549

	       FORM 10-Q

	          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	         OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    January 31, 1999      Commission File Number 1-4183



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

                                                          Yes   X     No





	No. of Shares of Common Stock ($.25 par value) outstanding as of March 12, 1999 - 10,830,922



	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX


PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
        January 31, 1999 and July 31, 1998                         1 & 2 of 16

	Unaudited Condensed Consolidated Statements of Income-
        Three Months Ended January 31, 1999 and 1998                   3 of 16

	Unaudited Condensed Consolidated Statements of Income-
          Six Months Ended January 31, 1999 and 1998                   4 of 16

	Unaudited Condensed Consolidated Statements of Cash Flows -
          Six Months Ended January 31, 1999 and 1998                   5 of 16

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
        January 31, 1999                                          6 & 7 of 16

	Notes to Unaudited Condensed Consolidated Financial
        Statements - January 31, 1999                              8 & 9 of 16

Item 2.	Management's Discussion and Analysis of
  	Financial Condition and Results of
          Operations                               10, 11, 12, 13 and 14 of 16


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                             15 of 16

Item 4. Submission of Matters to a Vote of Shareholders               15 of 16

Item 5. Other Information                                             15 of 16

Item 6. Exhibits and Reports on Form 8-K                              15 of 16

Signatures                                                            16 of 16

                         PART I. FINANCIAL INFORMATION
                 CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                            January 31,              July 31,
                                              1999                     1998
ASSETS                                     (Unaudited)                (Note)
Current assets:
  Cash and cash equivalents                $ 9,915,454             $ 6,148,068
  Receivables, principally
     trade, less allowances
   for doubtful accounts and
   discounts of $1,328,000                  37,430,040              40,559,581
   and $1,329,000

  Inventories                               62,866,428              60,641,309

  Prepaid expense and other                  5,332,259               3,636,446
      Total current assets                 115,544,181             110,985,404

Property, plant and
  equipment - at cost         $110,858,492             $105,327,427
    Less allowances for
      depreciation and
      amortization             (9,577,756) 51,280,736  (56,346,824) 49,025,603

Real estate held for
 development or sale, at cost                2,147,424               2,175,344

Other assets and deferred
 charges                                    21,858,066              23,223,366

Excess of cost over net
 assets acquired                            15,714,262              15,773,875

                                          $206,544,669            $201,183,592




Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.





















                                   1 of 16


               CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                January 31,         July 31,
                                                   1999               1998
                                                Unaudited)           (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt         $      266,052
Accounts payable                                   13,702,743      $8,502,778

Accrued expenses                                    9,041,907       9,159,994

Income taxes                                        1,288,000       1,093,979

  Total current liabilities                        24,298,702      18,756,751

Long-term debt, excluding current installments     90,089,385      92,246,967

Other non-current liabilities                       3,054,715       3,854,833

Deferred income taxes                               8,770,000       8,770,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,306,444 shares                         2,826,611      2,826,611
  Additional paid-in-capital                        52,064,121     52,064,121
  Retained earnings                                 33,462,044     30,848,452
  Cost of 475,522 shares in treasury                (6,573,719)    (6,573,719)
  Deferred compensation under stock bonus
    plan and employees' stock ownership plan        (1,447,190)    (1,610,424)
             Total stockholders' equity             80,331,867     77,555,041

                                                  $206,544,669   $201,183,592


Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.











                                2 of 16



                 CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended January 31,
Revenues:                                            1999            1998
  Net Sales                                     $  89,450,701    $102,124,053
  Rentals from real estate                            510,176         551,135

                                                   89,960,877     102,675,188

Cost and expenses:
  Cost of sales                                    63,102,236      75,594,751
  Selling, general and
   administrative expenses                         23,170,767      21,720,183
  Expenses of real estate                             408,486         437,337

                                                   86,681,489      97,752,271
     Operating profit                               3,279,388       4,922,917

Gain on sale of real estate                                         1,281,698
Interest income                                       211,800         179,610
Interest expense                                   (1,923,123)     (1,942,453)
Other (deductions) - net                             (150,091)         (2,302)

     Income before income taxes                     1,417,974       4,439,470

Income taxes                                          573,000       1,754,000

     Net income                                  $    844,974      $2,685,470

Income per share:
     Basic                                               $.08            $.26

     Diluted                                             $.08            $.17


See notes to unaudited condensed consolidated financial statements.










                                3 of 16






                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Six Months Ended January 31,
Revenues:                                             1999           1998
  Net Sales                                     $184,213,519      $210,399,348
  Rentals from real estate                         1,081,794         1,065,714

                                                 185,295,313       211,465,062

Cost and expenses:
  Cost of sales                                  131,874,323       157,129,834
  Selling, general and
   administrative expenses                        44,747,395        43,698,026
  Expenses of real estate                            812,639           830,889

                                                 177,434,357       201,658,749
     Operating profit                              7,860,956         9,806,313

Gain on sale of real estate                                          1,281,698
Interest income                                      421,048           241,686
Interest expense                                  (3,754,860)      (4,132,047)
Other (deductions) - net                            (126,552)         (36,289)

     Income before income taxes                    4,400,592         7,161,361

Income taxes                                       1,787,000         2,908,000

     Net income                                   $2,613,592        $4,253,361

Income per share:
     Basic                                              $.25              $.41

     Diluted                                           $.22              $.29


See notes to unaudited condensed consolidated financial statements.









                                4 of 16





                CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended January 31,

                                                  1999            1998

Operating Activities:
  Net income                                  $  2,613,592       $4,253,361
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization of
   property, plant and equipment                 3,230,932        3,297,167
  Amortization of deferred
    compensation and deferred charges            1,465,234        2,181,653
  Gain on sale of real estate                                    (1,281,698)
  Other, net                                      (928,815)        (887,074)
  Changes in operating assets and
   liabilities:
    Decrease/(increase) in accounts
      receivable                                 3,130,843       (2,947,557)
    (Increase)/decrease in inventory            (2,225,119)       8,645,646
    (Increase) in prepaid
      expenses                                  (1,813,438)        (700,768)
    Increase/(decrease)in accounts
     payable, accrued expenses and
     income taxes                                5,275,889       (1,619,781)
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   10,749,128       10,940,949
Investing Activities:
 Proceeds from sale of real estate                                6,685,941
 Sales /(purchases) of marketable
  securities                                       117,625           (8,859)
 Purchases of property, plant and
  equipment                                     (4,327,272)      (2,391,489)
 Proceeds from/(advances to) co-packer,
  net                                              278,228       (1,088,860)
NET CASH (USED IN)/PROVIDED BY
  INVESTING ACTIVITIES                          (3,931,419)       3,196,733
Financing Activities:
  Proceeds from/(payments of) revolving
   credit and term loans, net                   (1,949,677)      (6,001,916)
 (Payment of) convertible subordinated
   debentures                                   (5,000,000)
  Loan to employees' stock ownership
   plan                                         __________       (1,000,000)
NET CASH (USED IN)FINANCING ACTIVITIES          (3,050,323)      (7,001,916)
Increase in Cash and Cash Equivalents            3,767,386        7,135,766
Cash and Cash Equivalents at Beginning
  of Period                                      6,148,068        4,585,633
Cash and Cash Equivalents at End of
  Period                                       $ 9,915,454      $11,721,399




See notes to unaudited condensed financial statements.











                                 5 of 16




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
Net Income

Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
  Amortization

Balance at January 31, 1999            11,306  $2,827       476    $6,574










See notes to unaudited condensed consolidated financial statements.






                                     6 of 16




                  CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                           Deferred
                                         Compensation
                                          Under Stock
                                        Bonus Plan and   Additional
                                           Employees'
                                             Stock        Paid-In    Retained
                                       Ownership Plan     Capital    Earnings
                                                       In Thousands

Balance at July 31, 1998                    $1,610        $52,064     $30,848
Net income                                                              2,614

Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                               163          ______    ________

Balance at January 31, 1999                $1,447        $52,064     $33,462




See notes to unaudited condensed consolidated financial statements.











                                  7 of 16



              CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January  31, 1999

  (A) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto
        included in the Company's annual report	on Form  10-K for the year
        ended July 31, 1998.

(B)	Basic per share data is based on the weighted average number of common
	shares outstanding of 10,521,000 and 10,508,000 for the three and six months ended January 31, 1999, respectively, and 10,350,000 and 10,373,000 for the three and six months ended January 31, 1998, respectively. Diluted per share data, assuming conversion of debentures, is based on 21,181,000 and 21,374,000 shares outstanding for the three and six months ended January 31, 1999, respectively and 22,082,000 and 22,121,000 for the three and six months ended
        January 31, 1998, respectively. In addition, net income is increased due to a reduction of interest and amortization charges, net of income taxes, on the assumed conversion of debentures of $1,007,000 and $2,024,000 for three and six months ended January 31, 1999, respectively and $1,092,000 and $2,159,000 for the three and six months ended January 31, 1998, respectively.


(C)	Inventories are stated at the lower of cost (first-in, first-out) or
	market. The components of inventory consist of the following:

                                               January 31,         July 31,
                                                  1999               1998
        Finished goods                         $37,571,738      $35,775,998
        Raw materials                           18,734,752       17,539,666
        Supplies                                 6,559,938        7,325,645
                                               $62,866,428      $60,641,309

(D) Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through November 30, 1999 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest on all such loans is equal to the prime rate or at the Company's option the London Interbank Offering Rate ("LIBOR") plus 1.25%, subject to adjustment based on the level of loans outstanding (7.75% at prime and 6.19% at LIBOR,at January 31, 1999). Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($3,000,000 at January 31, 1999) are to be repaid in January 2003. Outstanding loans under the revolving credit agreements are to be repaid in January 2003. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.

                                  8 of 16



(E)	Prepaid expenses and other on the unaudited condensed consolidated
	balance sheets includes deferred income taxes of $951,000.

(F)	As of August 1, 1998, the Company adopted Statement of Financial
	Accounting Standards No. 130, "Reporting Comprehensive Income"
        (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive
        income is defined as the change	in equity during a period from
        transactions or other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses).

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
        No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending July 31, 2000.  The Statement
        permits early	adoption as of the beginning of any fiscal quarter
        after its issuance. The Company expects to adopt the new Statement effective August 1, 1999. The Statement will require the Company to recognize all derivatives, as defined, on the balance sheet at fair
        value.  Derivatives that are not hedges must be	adjusted to fair
        value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
        The Company has not yet determined what the effect of Statement
        No. 133 will be on the earnings and financial position of the Company.

(G)	On December 4, 1998, the Company redeemed $5,000,000
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

(I)	In November 1997, the Company sold one of its downtown Manhattan properties for approximately $6,900,000. The sale resulted in a pre-tax gain of $1,282,000 or on an after tax basis approximately $750,000, $.07 per basic share and $.03 per diluted share. The proceeds from such sale were used to reduce outstanding bank indebtedness.





                                  9 of 16



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

	Net sales from beverage products decreased to $88,774,000 or 12.4% for the three months ended January 31, 1999 compared to $101,362,000 for the comparable period of the prior year. The decrease was primarily due to a decrease in the average selling price of coffee partially offset by a 10% increase in coffee pounds sold (primarily attributable to the Park Coffee Company ("Park")acquisition in July 1998). Operating profit from beverage products was $3,473,000 a decrease of 33.8% for the three months ended January 31, 1999 compared to the prior year's comparable period. The decrease for the three months resulted primarily from decreases in gross margins partially offset by decreases in selling, general and administrative expenses for operations other than Park. Decreased gross margins were primarily due to an increase in manufacturing costs resulting from labor and overhead inefficiencies in the manufacturing transition period for Park of approximately of $1.5 million and a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee.
        During the three months ended January 31, 1999 prices of green coffee ranged from a high of $1.29 to a low of $1.03 per pound. Selling, general and administrative expenses decreased, other than those applicable to Park, primarily due to decreased advertising, compensation costs and amortization of purchased intangibles, partially offset by increased delivery costs.

	Net sales from beverage products decreased to $182,641,000 or 12.4% for the six months ended January 31, 1999 compared to $208,546,000 for the comparable period of the prior year. The decrease was primarily due to a decrease in the average selling price of coffee partially offset by a 10.7% increase in coffee pounds sold (primarily attributable to the Park acquisition). Operating profit from beverage products was $8,180,000 a decrease of 22% for the six months ended January 31, 1999 compared to the prior year's comparable period. The decrease for the six months resulted primarily from decreases in gross margins partially offset by decreases in selling, general and administrative expenses for operations other than Park and further offset to lesser extent by the operating profit of Park. Decreased gross margins were primarily due an increase in manufacturing cost similar to that in the three month comparison and to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee. During the six months ended January 31, 1999 prices of green coffee ranged from a high of $1.35 to a low of $1.02 per pound. Selling, general and administrative expenses decreased, other than those applicable to Park, primarily due to decreased advertising, compensation costs and amortization of purchased intangibles, partially offset by increased delivery costs.




                                 10 of 16

	Quikava's growth plans involve franchising the concept, thereby generating initial franchise fees and continuing royalty income to cover headquarters' expenses. Franchise operated shop sales were $2,269,000 for six months ended January 31, 1999 versus $1,379,000, an increase of 65%, in the comparable 1998 period. Quikava company-operated shop sales were $1,573,000 for the six months ended January 31, 1999 compared to $1,854,000 in the comparable period of the prior year. Company operated shops generate potential franchise interest and gain exposure to the concept. Operating losses amounted to $588,000 for the six months ended January 31, 1999 compared to $919,000 in the comparable period of the prior year. The operating losses consist primarily of headquarters' expenses (primarily payroll and related expenses for franchising infrastructure) and shop level losses, partially offset by initial franchise fee income and royalty income on franchisee sales.

        Net income was $845,000 ($.08 per basic and diluted share) for the three months ended January 31, 1999, compared to $2,685,000
        ($.26 per basic share and $.17 per diluted share) for the comparable period of the prior year. The decrease was primarily due to decreased operating profits from beverage products and the gain on sale of real estate in fiscal 1998, partially offset by decreased income taxes (primarily attributable to decreased income before income taxes) and decreased operating losses from Quikava.

        Net income was $2,614,000 ($.25 per basic share and $.22 per diluted share) for the six months ended January 31, 1999, compared to $4,253,000 ($.41 per basic share and $.29 per diluted share) for the comparable period of the prior year. The decrease was primarily due to decreased operating profits from beverage products and the gain on sale of real estate in fiscal 1998, partially offset by decreased income taxes (primarily attributable to decreased income before income taxes), decreased interest expense (resulting from reduced amounts of debt outstanding, increased interest income (resulting from increased invested funds) and decreased operating losses from Quikava.


	Liquidity and Capital Resources

	As of January 31, 1999, working capital was approximately $91,250,000 and the ratio of current assets to current liabilities was 4.8 to 1.

	As of January 31, 1999, the Company had unused borrowing capacity of approximately $35 million under its credit facilities of $40 million with Fleet Bank, N.A. and The Chase Manhattan Bank (see Note D of Notes to Unaudited Condensed Consolidated Financial Statements).

	See Note G of Notes to Unaudited Condensed Consolidated Financial Statements relative to a partial redemption of the Company's 8% Convertible Subordinated Debentures.

	The Company plans on expanding its Quikava franchised operations, which are currently operating in 36 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable but are being partially offset by franchise fee and royalty income and, in addition, Quikava headquarters' expenses of approximately $1,000,000 on an annual basis are not being absorbed.

	The Company believes that its cash flow from operations, its cash equivalents and funds available under its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.



                                   11 of 16



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

                                        12 of 16


        pound in May 1997. This bull market was somewhat unique in that the fundamental cause was very tight stocks of arabica coffee in consuming countries. Historically, bull markets have been the direct result of weather developments in Brazil, specifically cold weather and drought that damages the following crop.


	During the fiscal 1998, the green coffee market was in the $1.09 to $2.11 per pound range, and towards the end of such year at the lower end of this range. From August 1997 until February 1998, coffee remained relatively high, most of the time at above $1.70 per pound, when a fast, substantial and sustained drop occurred caused by a significantly large Brazilian crop. This left the Company with large quantities of high-priced inventory while sales slowed as retailers waited for the green coffee market to affect the price they pay for
        roasted coffee and pressure intensified	as major competitors cut prices
        in response. The result was lower net income in the third quarter of fiscal 1998 compared to the first and second quarters and an approximate break-even in the fourth quarter.

	During the first six months of fiscal 1999, the coffee market was in the $1.02 to $1.35 per pound range. The large Brazilian crop continues to overhang the coffee market, notwithstanding the effects in Central America of Hurricane Mitch, and the price of coffee currently is at the lower end of that range.

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

	Year 2000 Issue

        In 1998, the Company established an oversight committee, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000. The Company has a formal Year 2000 Program focusing on three key


                                    13 of 16

        readiness areas: 1) Internal hardware/software and non-information technology systems; 2) Supplier readiness; and 3) Customer readiness. For each readiness area, the Company has identified steps to perform and developed timetables for Year 2000 compliance. The Company has conducted an assessment of internal applications and hardware. Some software applications have been made Year 2000 compliant and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant.
        All software remediation is scheduled to be completed no later than the middle of 1999. The Year 2000 compliance evaluation of hardware, including roasters, grinders, bagging machines, telecommunication equipment, workstations and other items, is nearing completion. The Company has identified and contacted key suppliers. To date, the Company has received responses from the majority of its key suppliers, most of which indicate that the suppliers are in the process of developing remediation plans. Based on the supplier's progress to adequately address the Year 2000 issue, the Company is developing a supplier action list and contingency plan to include alternative sources of supply. The Company has identified and been in contact with Key customers. The customers have responded that they are or will be Year 2000 compliant.

        The Company has expensed approximately $350,000 for Year 2000 costs in fiscal 1998, approximately $100,000 for Year 2000 costs in the first six months of fiscal 1999 and estimates future expenditures for Year 2000 compliance to be approximately $150,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section. Since the programs described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company, its suppliers or customers fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial conditions could be materially affected.

        Disclosure About Interest Rate Risk

        The Company is subject to market risk from exposure to fluctuations in interest rates. At January 31, 1999, the Company's long-term debt consists of $95 million of fixed rate long-term debt (principally its convertible subordinated debentures) and $5 million of variable rate debt under its revolving credit and term loans. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurance that interest rates will not significantly change.

        Disclosure About Commodity Price Risk

        The Company uses coffee futures and options for hedging purposes to reduce the effect of changing green coffee prices. At January 31, 1999, the total value of coffee contracts was approximately $8.5 million. These contracts meet the risk reduction and correlation criteria for hedge accounting and gains and losses are deferred and recorded as a component of the underlying inventory purchase. If the market value of green coffee at January 31, 1999 ($1.04) were to increase or decrease by $.15, the effect would be to decrease inventory by approximately $250,000 and $75,000, respectively. The Company generally has been able to pass green coffee prices increases through to its customers, thereby maintaining its gross margins. The Company cannot predict whether it will be able to pass inventory price increases through to its customers in full in the future.





1                                      14 of 16



	Part II.   Other Information

	Item 1.    	Legal Proceedings - None

	Item 4.	Submission of Matters to a Vote of Security Holders

	At the Company's annual meeting of shareholders' held on December 18, 1998, the Company's shareholders' elected Norman E. Alexander (9,922,798 for 389,827 against), Stuart Z. Krinsly (9,922,507 for
        390,118 against)and David S. Weil (9,922,768 for 389,857 against) as directors for a term of three years, ratified the appointment of independent auditors for fiscal 2000 with a vote of 10,127,441 for and 136,361 against and rejected a shareholder proposal to publish an appendix on charitable donations with a vote of 6,082,298 against and 665,511 for.

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









                                 15 of 16


                        Appendix A to item 601 (c) of Regulation S-K

                                (Article 5 of Regulation S-X

                       Chock full o'Nuts Corporation and Subsidiaries)



Item Number           Item Description                               Amount
5-02 (1)              Cash and cash items                         $  9,915,454
5-02 (2)              Marketable securities                       $        -0-
5-02 (3) (a) (1)      Notes and accounts receivable - trade       $ 38,758,040
5-02 (4)              Allowances for doubtful accounts            $  1,328,000
5-02 (6)              Inventory                                   $ 62,866,428
5-02 (9)              Total current assets                        $115,544,181
5-02 (13)             Property, plant and equipment               $110,858,492
5-02 (14)             Accumulated depreciation                    $ 59,577,756
5-02 (18)             Total assets                                $206,544,669
5-02 (21)             Total current liabilities                   $ 24,298,702
5-02 (22)             Bonds, mortgages and similar debt           $ 90,089,385
5-02 (28)             Preferred stock - mandatory redemption               -0-
5-02 (29)             Preferred stock - no mandatory redemption            -0-
5-02 (30)             Common stock                                $  2,826,611
5-02 (31)             Other stockholders' equity                  $ 77,505,256
5-02 (32)             Total liabilities and stockholders' equity  $206,544,669
5-03 (b) 1 (a)        Net sales of tangible products              $184,213,519
5-03 (b) 1            Total revenues                              $185,295,313

5-03 (b) 2 (a)        Cost of tangible goods sold                 $131,874,323
5-03 (b) 2            Total costs and expenses applicable to
                      sales and revenues                          $132,686,969

5-03 (b) 3            Other costs and expenses                    $        -0-
5-03 (b) 5            Provision for doubtful accounts and notes   $  1,177,000
5-03 (b) (8)          Interest and amortization of debt           $  3,754,860
5-03 (b) (10)         Income before taxes and other items         $  4,400,595
5-03 (b) (11)         Income tax expense                          $  1,787,000
5-03 (b) (14)         Income/loss continuing operations           $  2,613,502
5-03 (b) (15)         Discontinued operations                              -0-
5-03 (b) (17)         Extraordinary items                                  -0-
5-03 (b) (18)         Cumulative effect - changes in accounting
                      principles                                           -0-
5-03 (b) (19)         Net income or loss                          $  2,613,592
5-03 (b) (20)         Earnings per share - basic                  $        .25
5-03 (b) (20)         Earnings per share - diluted                $        .22






SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHOCK FULL O' NUTS CORPORATION
                                                   (Registrant)





March 12, 1999
                                                Marvin I. Haas
                                                President and Chief Executive
                                                Officer



March12, 1999
                                                Howard M. Leitner
                                                Senior Vice President and
                                                Chief Financial and Accounting
                                                Officer














                                   16 of 16