Form 10-Q
period 1999-04-30
CHOCK FULL O NUTS CORP
filed 1999-06-14
CIK 20041

SECURITIES AND EXCHANGE COMMISSION

	        Washington, D.C. 20549

	       FORM 10-Q

	          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	         OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    April 30, 1999      Commission File Number 1-4183



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





	No. of Shares of Common Stock ($.25 par value) outstanding as of June 10, 1999 - 11,083,605



	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

	INDEX

                                                                     Page No.
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
       April 30, 1999 and July 31, 1998                            1 & 2 of 17
	Unaudited Condensed Consolidated Statements of Operations -
        Three Months Ended April 30, 1999 and 1998             3 of 17
	Unaudited Condensed Consolidated Statements of Operations -
          Nine Months Ended April 30, 1999 and 1998             4 of 17

	Unaudited Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended April 30, 1999 and 1998             5 of 17

	Unaudited Condensed Consolidated Statement of Stockholders' Equity -
        April 30, 1999                                      6 & 7 of 17

	Notes to Unaudited Condensed Consolidated Financial
        Statements - April 30, 1999                           8 & 9 of 17

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations
                                              10, 11, 12, 13 and 14 of 17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                       15 of 17


Item 5. Other Information                                      15 of 17

Item 6. Exhibits and Reports on Form 8-K                        16 of 17

Signatures                                                      17 of 17

	PART I. FINANCIAL INFORMATION
	CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

                                         April 30,                  July 31,
                                            1999                      1998
ASSETS                                  (Unaudited)                  (Note)
Current assets:
  Cash and cash equivalents              $ 5,468,420               $ 6,148,068
  Receivables, principally
   trade, less allowances
   for doubtful accounts and
   discounts of $1,438,000
   and $1,329,000
                                           34,761,406                40,559,581

Inventories                                62,576,303                60,641,309

Prepaid expense and other                   6,413,699                 3,636,446
   Total current assets                   109,219,828               110,985,404

Property, plant and
  equipment - at cost      $112,837,702               $105,327,427
    Less allowances for
      depreciation and
      amortization          (60,877,584)   51,960,118  (56,346,824)  49,025,603

Real estate held for
 development or sale, at cost               2,133,463                 2,175,344

Other assets and deferred
 charges                                   21,445,531                23,223,366

Excess of cost over net
 assets acquired                           15,600,317                15,773,875

                                         $200,359,257              $201,183,592

Note: The balance sheet at July 31, 1998has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.



                    1 of 17


           CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      April 30,         July 31
                                                        1999             1998
                                                     (Unaudited)        (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current installments of long-term debt            $      266,052
Accounts payable                                      12,655,070     $8,502,778

Accrued expenses                                       7,498,227      9,159,994

Income taxes                                           1,256,114      1,093,979

  Total current liabilities                           21,675,463     18,756,751

Long-term debt, excluding current installments        88,348,675     92,246,967

Other non-current liabilities                          3,049,759      3,854,833

Deferred income taxes                                  8,770,000      8,770,000

Stockholders' equity:
  Common stock, par value $.25 per share;
    Authorized 50,000,000 shares:
    Issued 11,326,924 and 11,306,444 shares            2,831,731      2,826,611
  Additional paid-in-capital                          52,216,913     52,064,121
  Retained earnings                                   31,406,008     30,848,452
  Cost of 475,522 shares in treasury                  (6,573,719)    (6,573,719)
  Deferred compensation under stock bonus
    plan and employees' stock ownership plan          (1,365,573)    (1,610,424)

              Total stockholders' equity              78,515,360     77,555,041

                                                    $200,359,257   $201,183,592


Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited condensed consolidated financial statements.


















                                2 of 17




                CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Three Months Ended April 30,
Revenues:                                          1999               1998
  Net Sales                                   $  86,046,704     $95,895,503
  Rentals from real estate                          505,462         453,296

                                                 86,552,166      96,348,799


Cost and expenses:
  Cost of sales                                  63,072,813      70,869,138
  Selling, general and
   administrative expenses                       24,309,826      20,950,921
  Expenses of real estate                           432,081         427,060

                                                 87,814,720      92,247,119

     Operating (loss)/profit                     (1,262,554)      4,101,680

Interest income                                     124,783         176,479
Interest expense                                 (1,863,545)     (1,952,018)
Other (deductions) - net                           (331,722)         (5,386)

     (Loss)/income before income taxes           (3,333,038)      2,320,755

Income tax (benefit)/provision                   (1,277,000)      1,008,000

     Net (loss)/ income                      $   (2,056,038)     $1,312,755

(Loss)/income per share:
     Basic                                            ($.19)           $.13

     Diluted                                          ($.19)           $.11


See notes to unaudited condensed consolidated financial statements.


                                3 of 17



              CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Nine Months Ended April 30,
Revenues:                                            1999             1998
  Net Sales                                    $270,260,223    $306,294,851
  Rentals from real estate                        1,587,256       1,519,010

                                                271,847,479     307,813,861

Cost and expenses:
  Cost of sales                                 194,947,136     227,998,972
  Selling, general and
   administrative expenses                       69,057,221      64,648,948
  Expenses of real estate                      ___1,244,720       1,257,948

                                                265,249,077     293,905,868

     Operating profit                             6,598,402      13,907,993

Gain on sale of real estate                                       1,281,698
Interest income                                     545,831         418,165
Interest expense                                 (5,618,405)     (6,084,065)
Other (deductions) - net                           (458,274)        (41,675)

     Income before income taxes                   1,067,554       9,482,116

Income taxes                                        510,000       3,916,000
     Net income                                    $557,554      $5,566,116

Income per share:
     Basic                                             $.05            $.54

     Diluted                                           $.05            $.40


See notes to unaudited condensed consolidated financial statements.

                                4 of 17



           CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended April 30,
                                                     1999             1998
Operating Activities:
 Net income                                     $  557,554      $5,566,116
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
 Depreciation and amortization of
  property, plant and equipment                  4,530,760       4,994,908
  Amortization of deferred
   compensation and deferred charges             2,302,656       2,952,056
 Gain on sale of real estate                                    (1,281,698)
 Other, net                                     (1,123,494)     (1,889,791)
 Changes in operating assets and
  liabilities:
   Decrease in accounts
     receivable                                  5,689,554       3,024,062
   (Increase)/decrease in inventory             (1,934,994)     11,627,740
   (Increase) in prepaid
     expense                                    (2,900,185)       (679,302)
   Increase/(decrease)in accounts
   payable, accrued expenses and
   income taxes                                  2,652,660      (8,558,241)
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     9,774,511      15,755,850
Investing Activities:
 Proceeds from sale of real estate                               6,685,941
 Sales /(purchases) of marketable
  securities                                       122,932         (33,333)
Purchases of property, plant and
 equipment                                     (6,306,482)      (3,802,970)
Proceeds from/(advances to) co-packer,
 net                                              359,424       (1,014,768)
NET CASH (USED IN)/PROVIDED BY
  INVESTING ACTIVITIES                         (5,824,126)       1,834,870
Financing Activities:
  Proceeds from/(payments of) revolving
   credit and term loans, net                     369,967       (2,930,688)
  (Payment of) convertible subordinated
    debentures                                 (5,000,000)      (5,281,000)
  Loan to employees' stock ownership
   plan                                                         (1,000,000)
NET CASH (USED IN)FINANCING ACTIVITIES         (4,630,033)      (9,211,688)
(Decrease)/increase in Cash and Cash
  Equivalents                                    (676,648)       8,379,032
Cash and Cash Equivalents at Beginning
 of Period                                      6,148,068        4,585,633

Cash and Cash Equivalents at End of Period   $ 5,468,420      $12,964,665


See notes to unaudited condensed financial statements.


                                5 of 17


                CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common Stock
                                             Issued             In Treasury
                                        Shares    Amount    Shares     Amount
                                                In Thousands
Balance at July 31, 1998                11,306   $2,827      476      $6,574
Net Income
Conversion of debentures                    21        5
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
  Amortization

Balance at April 30, 1999              11,327   $2,832       476      $6,574


See notes to unaudited condensed consolidated financial statements.

                                      6 of 17



         CHOCK FULL O'NUTS CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  Deferred
                                Compensation
                                Under Stock
                               Bonus Plan and     Additional
                                 Employees'
                                  Stock             Paid-In      Retained
                                Ownership Plan      Capital      Earnings
                                                 In Thousands

Balance at July 31, 1998         $1,610            $52,064       $30,848
Net income                                                           558
Conversion of debentures             153
Deferred compensation under stock
  bonus plan and employees' stock
  ownership plan:
    Amortization                     244

Balance at April 30, 1999         $1,366           $52,217        $31,406


See notes to unaudited condensed consolidated financial statements.

                             7 of 17


               CHOCK FULL O' NUTS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             April  30, 1999
(A)	The accompanying unaudited condensed consolidated financial statements
	have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.

(B)	Basic per share data is based on the weighted average number of common
	shares outstanding of 10,582,000 and 10,532,000 for the three and nine months ended April 30, 1999, respectively, and 10,433,000 and 10,392,000 for the three and nine months ended April 30, 1998, respectively. Diluted per share data, assuming conversion of debentures, is based on 20,994,000 and 21,241,000 shares outstanding for the three and nine months ended April 30, 1999, respectively and 21,899,000 and 21,920,000 for the three and nine months ended April 30, 1998, respectively. In addition, net income is increased due to a reduction of interest and amortization charges, net of income taxes, on the assumed conversion of debentures of $972,000 and $2,996,000 for three and nine months ended April 30, 1999, respectively and $1,056,000 and $3,205,000 for the three and nine months ended April 30, 1998, respectively. However, for the three and nine month periods ended
        April 30, 1999, the effect of the assumed conversion is anti-dilutive and is therefore excluded from the earnings per share calculations.

(C)	Inventories are stated at the lower of cost (first-in, first-out) or
	market. The components of inventory consist of the following:

                                        April 30,            July 31,
                                         1999                 1998
        Finished goods                  $38,771,425         $35,775,998
        Raw materials                    16,496,717          17,539,666
        Supplies                          7,308,161           7,325,645
                                        $62,576,303         $60,641,309

(D)     Under the Company's amended and restated revolving credit and term loan agreements (collectively the "Loan Agreements") with Fleet Bank, N.A. and The Chase Manhattan Bank (the "Banks"), the Company may, from time to time, borrow funds from the Banks, provided that the total principal amount of all such loans outstanding through November 30, 1999 may not exceed $40,000,000 and after such date may not exceed $20,000,000. Interest on all such loans is equal to the prime rate or at the Company's option the London Interbank Offering Rate ("LIBOR") plus 1.25%, subject to adjustment based on the level of loans
        outstanding (7.75% at prime and 6.19% at LIBOR,	at April 30, 1999).
        Outstanding borrowings under the Loan Agreements may not exceed certain percentages of and are collateralized by, among other things, the trade accounts receivable and inventories, and substantially all of the machinery and equipment and real estate of the Company and its subsidiaries. All loans made under the term loan agreement ($3,000,000 at April 30, 1999) are to be repaid in January 2003. Outstanding loans under the revolving credit agreements are to be repaid in January 2003. Pursuant to the terms of the Loan Agreements, the Company and its subsidiaries, among other things, must maintain a minimum net worth and meet ratio tests for liabilities to net worth and coverage of fixed charges and interest, all as defined. The Loan Agreements also provide, among other things, for restrictions on dividends (except for stock dividends) and require repayment of outstanding loans with excess cash flow, as defined.
8 of 17



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
        Convertible Subordinated Debentures using existing invested funds. Subsequent to April 30, 1999 through June 10, 1999, $1,436,000 of the Company's 8% Convertible Subordinated Debentures and $398,000 of the Company's 7% Convertible Senior Subordinated Debentures were converted into 232,202 shares of Company Common Stock.

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


                                 9 of 17


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

	Net sales from beverage products decreased to $85,745,000 or 9.0% for the three months ended April 30, 1999 compared to $95,496,000 for the comparable period of the prior year. The decrease was primarily due to a decrease in the average selling price of coffee partially offset by a 7.6% increase in coffee pounds sold (primarily attributable to the Park Coffee Company ("Park")acquisition in July 1998). Operating loss from beverage products was $988,000 for the three months ended April 30, 1999 compared to an operating profit of $4,524,000 in the prior year's comparable period. The decrease for the three months resulted primarily from decreases in gross margins and increases in selling, general and administrative expenses for operations other than Park. Decreased gross margins were primarily due to an increase in manufacturing costs resulting from labor and overhead inefficiencies in the manufacturing transition period for Park of approximately of $1.5 million and a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee.
        During the three months ended April 30, 1999 prices of green coffee ranged from a high of $1.13 to a low of $.97 per pound. Selling, general and administrative expenses increased, other than those applicable to Park, primarily due to increased advertising, coupon costs, compensation costs, delivery costs (resulting from the manufacturing transition period for Park and increased coffee pounds sold) and professional fees and related expenses incurred in connection with the proposed acquisition of the Company by Sarah
        Lee Corporation.

	Net sales from beverage products decreased to $268,386,000 or 11.7% for the nine months ended April 30, 1999 compared to $304,042,000 for the comparable period of the prior year. The decrease was primarily due to a decrease in the average selling price of coffee partially offset by a 7.7% increasein coffee pounds sold (primarily attributable to the Park acquisition). Operating profit from beverage products was $7,192,000 a decrease of 52% for the nine months ended April 30, 1999 compared to the prior year's comparable period. The decrease for the nine months resulted primarily from decreases in gross margins and increases in selling, general and administrative expenses for operations other than Park. Decreased gross margins were primarily due an increase in manufacturing costs of approximately $4.5 million similar to that in the three month comparison and to a decrease in the average selling price of coffee greater than the decrease in the average cost of green coffee. During the nine months ended April 30, 1999 prices of green coffee ranged from a high of $1.35 to a low of $.97 per pound. Selling, general and administrative expenses increased, other than those applicable to Park, primarily due to increased delivery costs (resulting from the manufacturing transition period for park and increased coffee pounds sold), coupon costs, compensation costs and professional fees and related expenses incurred in connection with the proposed acquisition of the Company by Sarah Lee Corporation, partially offset by decreased amortization of purchased intangibles and insurance costs.

10 of 17

	Quikava's growth plans involve franchising the concept, thereby generating initial franchise fees and continuing royalty income to cover headquarters' expenses. Franchise operated shop sales were $3,521,000 for nine months ended April 30, 1999 versus $2,364,000, an increase of 49% over the comparable 1998 period. Quikava company-operated shop sales were $1,874,000 for the nine months ended April 30, 1999 compared to $2,253,000 in the comparable period of the prior year. Company operated shops generate potential franchise interest and gain exposure to the concept. Operating losses amounted to $936,000 for the nine months ended April 30, 1999 compared to $1,367,000 in the comparable period of the prior year. The operating losses consist primarily of headquarters' expenses (primarily payroll and related expenses for franchising infrastructure) and shop level losses, partially offset by initial franchise fee income and royalty income on franchisee sales.

        Net loss was $2,056,000 ($.19 per basic and diluted share) for the three months ended April 30, 1999, compared to net income of $1,313,000 ($.13 per basic share and $.11 per diluted share) for the comparable period of the prior year. The decrease was primarily due to decreased operating profits from beverage products, partially offset by an income tax benefit in 1999 versus an income tax in 1998 (attributable to a loss before income taxes in 1999 and income before income taxes in 1998) and to a lesser extent decreased operating losses from Quikava.

        Net income was $558,000 ($.05 per basic share and diluted share) for the nine months ended April 30, 1999, compared to $5,566,000 ($.54 per basic share and $.40 per diluted share) for the comparable period of the prior year. The decrease was primarily due to decreased operating profits from beverage products and the gain on sale of real estate in fiscal 1998, partially offset by decreased income taxes (primarily attributable to decreased income before income taxes)and to a lesser extent decreased interest expense (resulting from reduced amounts of debt outstanding), increased interest income (resulting from increased invested funds) and decreased operating losses from Quikava.


	Liquidity and Capital Resources

	As of April 30, 1999, working capital was approximately $87,500,000 and the ratio of current assets to current liabilities was 5.0 to 1.

	As of April 30, 1999, the Company had unused borrowing capacity of approximately $36 million under its credit facilities of $40 million with Fleet Bank, N.A. and The Chase Manhattan Bank (see Note D of Notes to Unaudited Condensed Consolidated Financial Statements).

	See Note G of Notes to Unaudited Condensed Consolidated Financial Statements relative to a partial redemption of the Company's 8% Convertible Subordinated Debentures and certain conversions of the 8% Convertible Subordinated Debentures and 7% Convertible Senior Subordinated Debentures.

	The Company plans on expanding its Quikava franchised operations, which are currently operating in 42 locations. The sales of Company operated and franchised units are not material to the Company's consolidated sales. Total Quikava store level operations are not currently profitable but are being partially offset by franchise fee and royalty income and, in addition, Quikava headquarters' expenses of approximately $1,000,000 on an annual basis are not being absorbed.

	The Company believes that its cash flow from operations, its cash equivalents and funds available under its amended and restated revolving credit and term loan agreements with its Banks provide sufficient liquidity to meet its working capital, expansion and capital requirements.


                                             11 of 17

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

	Brazil, the world's largest coffee producer, experienced frosts in June and July of 1994 which reportedly damaged approximately 40% of the green coffee crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee prices and other coffee-product prices worldwide. The Company purchases a modest amount of its green coffee from Brazil. In the third and fourth quarter of 1994 the Company experienced a significant increase in the price of green coffee which carried over into the first three quarters of 1995. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of 1994 and the first quarter of 1995 following the significant increase in green coffee prices that resulted from the Brazilian aforementioned frosts. Subsequent to such period through January 1997, the Company's green coffe purchases and commitments returned to pricing levels closer to those that existed prior to the frosts. In February 1997, green coffee bean

                                        12 of 17

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

	During the first nine months of fiscal 1999, the coffee market was in the $.97 to $1.35 per pound range. The large Brazilian crop continues to overhang the coffee market, notwithstanding the effects in Central America of Hurricane Mitch, and the price of coffee currently is at the lower end of that range.

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

	Year 2000 Issue

        In 1998, the Company established an oversight committee, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000. The Company has a formal Year 2000 Program focusing on three key

                                        13 of 17


        readiness areas: 1) Internal hardware/software and non-information technology systems; 2) Supplier readiness; and
        3) Customer readiness. For each readiness area, the Company has identified steps to perform and developed timetables for Year 2000 compliance. The Company has conducted an assessment of internal applications and hardware. Some software applications have been made Year 2000 compliant and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant. All software remediation is scheduled to be completed no later than the Fall of 1999. The Year 2000 compliance evaluation of hardware, including roasters, grinders, bagging machines, telecommunication equipment, workstations and other items, is nearing completion. The Company has identified and contacted key suppliers. To date, the Company has received responses from the majority of its key suppliers, most of which indicate that the suppliers are in the process of developing remediation plans. Based on the supplier's progress to adequately address the Year 2000 issue, the Company is developing a supplier action list and contingency plan to include alternative sources of supply. The Company has identified and been in contact with Key customers. The customers have responded that they are or will be Year 2000 compliant.

        The Company has expensed approximately $350,000 for Year 2000 costs in fiscal 1998, approximately $100,000 for Year 2000 costs in the first nine months of fiscal 1999 and estimates future expenditures for Year 2000 compliance to be approximately $150,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section. Since the programs described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company, its suppliers or customers fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial conditions could be materially affected.

        Disclosure About Interest Rate Risk

        The Company is subject to market risk from exposure to fluctuations in interest rates. At April 30, 1999, the Company's long-term debt, other than capitalized leases, consists of $84 million of fixed rate long-term debt (its convertible subordinated debentures) and $4 million of variable rate debt under its revolving credit and term loans. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurance that interest rates will not significantly change.

        Disclosure About Commodity Price Risk

        The Company uses coffee futures and options for hedging purposes to reduce the effect of changing green coffee prices. At April 30, 1999, the total value of coffee contracts was approximately $12.9 million. These contracts meet the risk reduction and correlation criteria for hedge accounting and gains and losses are deferred and recorded as a component of the underlying inventory purchase. If the market value of green coffee at April 30, 1999 ($1.04) were to increase or decrease by $.15, the effect of such an increase would be to decrease inventory by approximately $300,000 and the effect of such a decrease would not have a significant effect. The
        Company generally has been able to pass green coffee prices increases through to its customers, thereby maintaining its gross margins. The Company cannot predict whether it will be able to pass inventory price increases through to its customers in full in the future.






                                14 of 17



	Part II.   Other Information

	Item 1.    	Legal Proceedings

	Since April 26, 1999, seven putative class action lawsuits have been filed by alleged Shareholders of the Company against certain officers and directors of the Company and the Company, in the Supreme Court of the State of New York, styled LAURA BENJAMIN V. CHOCK FULL O'NUTS CORP., ET AL., C.A. No. 999108759, SANDRA KAFENBAUM, ET AL.V.MARK A. ALEXANDER, ET AL., C.A. No. 99602054, STANILOFF V. ALEXANDER, ET AL., C.A. No. 99602054, VICTOR V. CHOCK FULL O'NUTS CORP., ET AL., C.A. No. 99602254, GUTTERMAN V. ALEXANDER, ET AL., C.A. No. 99602412, JANNER V. CHOCK FULL O'NUTS CORP. ET AL., C.A. No. 9910826, and BOLLINGER V.
        CHOCK FULL O'NUTS ET AL., C.A. No 99109951.  A motion to   consolidate
        the pending class actions for pre-trial and trial purposes has been filed by plaintiffs' counsel with the Court. In addition, since April 26, 1999, two shareholder's derivative complaints have been filed by alleged Shareholders of the Company against certain officers and directors of the Company and, nominally, the Company, (i) in the
        Supreme Court of the State of 	New York, styled HARBOR FINANCE
        PARTNERS AND ALAN FREBURG V. MARVIN I. HAAS, ET AL., No. 99-602013,
        (ii) in the United States District Court for the Southern District of New York, styled RICHARD A. ASH V. NORMAN F. ALEXANDER,
        ET AL., No. 99 Civ. 3820. Each of the class action suits and the shareholder's derivative suits set forth substantially similar allegations of purported misconduct and breach of fiduciary duties by certain officers and directors of the Company and the Board related to their conduct and consideration of certain business combinations. Additionally, in the ASH action, plaintiff
        (purportedly on behalf of the Company) has alleged a claim arising under the Federal securities laws. The shareholder plaintiffs seek, in each case unspecified damages, attorneys' fees and equitable relief, including, among other things, orders requiring the individual defendants to carry out their fiduciary duties, enjoining them from proceeding with alleged violations complained of in the complaints, and requiring certain directors to disgorge all profits allegedly earned from purported insider stock transactions during the relevant time period. The Board has received a letter from another shareholder demanding that the Company bring direct claims against the directors substantially similar to the claims set forth above. By letter dated May 14, 1999, Company counsel informed counsel for the shareholder who had lodged the demand that the Board of Directors had unanimously rejected the demand.

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

                                                5 of 17



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



















































16 of 17


                   Appendix A to item 601 (c) of Regulation S-K

                           (Article 5 of Regulation S-X

                  Chock full o'Nuts Corporation and Subsidiaries)



Item Number             Item Description                                 Amount
5-02 (1)                Cash and cash items                       $  5,468,420
5-02 (2)                Marketable securities                     $        -0-
5-02 (3) (a) (1)        Notes and accounts receivable - trade     $ 36,199,406
5-02 (4)                Allowances for doubtful accounts          $  1,438,000
5-02 (6)                Inventory                                 $ 62,576,303
5-02 (9)                Total current assets                      $109,219,828
5-02 (13)               Property, plant and equipment             $112,837,702
5-02 (14)               Accumulated depreciation                  $ 60,877,584
5-02 (18)               Total assets                              $200,359,257
5-02 (21)               Total current liabilities                 $ 21,675,463
5-02 (22)               Bonds, mortgages and similar debt         $ 88,348,675
5-02 (28)               Preferred stock - mandatory redemption    $        -0-
5-02 (29)               Preferred stock - no mandatory redemption $        -0-
5-02 (30)               Common stock                              $  2,831,731
5-02 (31)               Other stockholders' equity                $ 75,683,629
5-02 (32)               Total liabilities and stockholders' equity$ 200,359,257
5-03 (b) 1 (a)          Net sales of tangible products            $ 270,260,233
5-03 (b) 1              Total revenues                            $ 271,847,479
5-03 (b) 2 (a)          Cost of tangible goods sold               $ 194,947,136
5-03 (b) 2              Total costs and expenses applicable to
                        sales and revenues                        $ 196,191,856
5-03 (b) 3              Other costs and expenses                  $        -0-
5-03 (b) 5              Provision for doubtful accounts and notes $   1,529,000
5-03 (b) (8)            Interest and amortization of debt         $   5,618,405
5-03 (b) (10)           Income before taxes and other items       $   1,067,554
5-03 (b) (11)           Income tax expense                        $     510,000
5-03 (b) (14)           Income/loss continuing operations         $     557,554
5-03 (b) (15)           Discontinued operations                   $         -0-
5-03 (b) (17)           Extraordinary items                       $         -0-
5-03 (b) (18)           Cumulative effect - changes in
                          accounting principles                   $         -0-
5-03 (b) (19)           Net income or loss                        $     557,554
5-03 (b) (20)           Earnings per share - basic                $         .05
5-03 (b) (20)           Earnings per share - diluted              $         .05




SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHOCK FULL O' NUTS CORPORATION
                                                   (Registrant)




June 14, 1999                             Marvin I. Haas
                                          President and Chief Executive
                                          Officer



June 14, 1999                             Howard M. Leitner
                                          Senior Vice President and
                                          Chief Financial and Accounting
                                                 Officer







































17 of 17
??